Form 10-Q
period 2015-03-31
Otonomy, Inc.
filed 2015-05-12
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 30, 2015 was 24,133,864.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,042	$139,810
Short-term investments	22,560	16,223
Prepaid and other current assets	4,337	1,669

Total current assets	227,939	157,702
Property and equipment, net	1,617	1,257
Other long-term assets	460	205

Total assets	$230,016	$159,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,928	$1,710
Accrued expenses	3,708	3,046
Accrued compensation	1,162	575
Current portion of deferred rent	90	86

Total current liabilities	6,888	5,417
Deferred rent, net of current portion	111	134

Total liabilities	6,999	5,551

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 24,128,977 and 21,173,270 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24	21
Additional paid-in capital	337,479	256,061
Accumulated deficit	(114,486)	(102,469)

Total stockholders’ equity	223,017	153,613

Total liabilities and stockholders’ equity	$230,016	$159,164

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating expenses:
Research and development	$8,607	$8,991
General and administrative	3,501	1,565

Total operating expenses	12,108	10,556

Loss from operations	(12,108)	(10,556)
Other (expense) income:
Interest expense	—	(4)
Change in fair value of convertible preferred stock warrant liability	—	(263)
Other income	91	2

Total other (expense) income	91	(265)

Net loss and comprehensive loss	(12,017)	(10,821)
Accretion to redemption value of convertible preferred stock	—	(13)

Net loss attributable to common stockholders	$(12,017)	$(10,834)

Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(129.52)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	23,196,011	83,649

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,017)	$(10,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	49
Stock-based compensation	1,343	156
Non-cash interest expense	—	4
Change in fair value of convertible preferred stock warrant liability	—	263
Amortization of discount or premium on short-term investments	7	—
Deferred rent	(19)	(17)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,923)	1,032
Accounts payable	(57)	733
Accrued expenses	643	2,253
Accrued compensation	587	210

Net cash used in operating activities	(12,376)	(6,138)

Cash flows from investing activities:
Purchases of short-term investments	(7,833)	—
Maturities of short-term investments	1,489	—
Purchases of property and equipment	(126)	(120)

Net cash used in investing activities	(6,470)	(120)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	80,013	—
Proceeds from exercise of stock options, net of early exercise liability	50	33
Proceeds from exercise of common stock warrants	15	—

Net cash provided by financing activities	80,078	33

Net change in cash	61,232	(6,225)
Cash and cash equivalents at beginning of period	139,810	37,284

Cash and cash equivalents at end of period	$201,042	$31,059

Supplemental disclosure of non-cash investing activity:
Purchase of property and equipment in accounts payable and accrued expenses	$294	$—

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the “Company”) was incorporated in the state of Delaware on May 6, 2008. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics for the treatment of diseases and disorders of the ear. The Company’s proprietary technology is designed to deliver drug that is retained in the ear for an extended period of time following a single local administration. Utilizing this technology, the Company has advanced three product candidates into development. AuriProTM is a sustained-exposure formulation of the antibiotic ciprofloxacin for which the Company has completed two Phase 3 clinical trials in pediatric patients with middle ear effusion at the time of tympanostomy tube placement surgery. The Company submitted a New Drug Application for AuriPro to the U.S. Food and Drug Administration (the “FDA”) in February 2015 and, in April 2015, the Company announced that the FDA accepted the AuriPro NDA for review. OTO-104 is a sustained-exposure formulation of the steroid dexamethasone that is in a Phase 2b clinical trial for the treatment of patients with Ménière’s disease. OTO-311 is a sustained-exposure formulation of the N-methyl-D-aspartate (NMDA) receptor antagonist gacyclidine in preclinical development as a potential treatment for tinnitus.

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

In August 2014, the Company completed its initial public offering (the “IPO”) of 7,187,500 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 937,500 shares of common stock, at an offering price of $16.00 per share. Proceeds from the IPO were $104.1 million, net of underwriting discounts and commissions and offering-related transaction costs.

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

Basis of Presentation

As of March 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2015, the Company had cash, cash equivalents and short-term investments of $223.6 million and an accumulated deficit of $114.5 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and begins commercialization of its product candidates AuriPro, OTO-104 and OTO-311; (ii) works to develop additional product candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Form 10-K. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying condensed financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. The most significant estimates in the Company’s financial statements relate to clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Short-Term Investments

The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6). Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term investments, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and accrued compensation approximate fair value due to the short-term nature of these items.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through March 31, 2015.

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

Convertible Preferred Stock Warrants

Prior to the Company’s IPO in August 2014, warrants exercisable for shares of the Company’s Series A and Series C convertible preferred stock were classified as liabilities based upon the characteristics and provisions of each instrument. Convertible preferred stock warrants were classified as derivative liabilities and were recorded at their fair value on the date of issuance. At each reporting date the convertible preferred stock warrants were revalued, with fair value changes recognized as increases in or decreases to the change in fair value of convertible preferred stock warrant liability in the statements of operations.

In connection with the IPO, all of the Company’s outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. Prior to the exercise and conversion of the warrants to purchase convertible preferred stock, the Company performed the final revaluation of the warrant liability upon the closing of the IPO in August 2014 and recorded the $2.6 million increase in fair value to change in fair value of convertible preferred stock warrant liability in the statements of operations. The warrant liability was then reclassified to additional paid-in capital in the balance sheets.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share attributable to common stockholders are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock	—	9,493,489
Warrants to purchase convertible preferred stock	—	483,517
Warrants to purchase common stock	141,060	—
Unvested restricted common stock subject to repurchase	10,961	17,064
Options to purchase common stock	2,760,917	1,384,061

	2,912,938	11,378,131

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds and certificates of deposit. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $12.4 million and $18.8 million as of March 31, 2015 and December 31, 2014, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were $22.6 million and $16.2 million as of March 31, 2015 and December 31, 2014, respectively. There have been no unrealized gains or losses related to the Company’s short-term investments.

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2015. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from the custodian bank or from a professional pricing service.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid clinical trial costs	$1,434	$843
FDA deposit(1)	2,335	—
Other	568	826

Total	$4,337	$1,669

(1)	In February 2015, in accordance with the Federal Food, Drug, and Cosmetic Act (the “Act”), the Company paid an application fee of $2.3 million to the FDA for its AuriPro NDA submission. Prior to the submission of the AuriPro NDA, the Company filed a request with the FDA to grant a waiver of the application fee under the small business waiver provision of the Act, and such waiver would result in a refund of the application fee. The Company meets the criteria of a small business pursuant to the provisions of the Act. Accordingly, as of March 31, 2015, the application fee was recorded as a deposit within prepaid and other current assets.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Laboratory equipment	$1,217	$1,109
Manufacturing equipment	1,257	945
Computer equipment and software	116	116
Leasehold improvements	67	67
Office furniture	19	19

	2,676	2,256
Less: accumulated depreciation and amortization	(1,059)	(999)

Total	$1,617	$1,257

Depreciation expense was approximately $0.1 million for each of the three month periods ended March 31, 2015 and 2014.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued clinical trial costs	$3,132	$2,397
Accrued other	576	649

Total	$3,708	$3,046

5. Commitments and Contingencies

License Agreements

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Three Months Ended March 31,
	2015	2014
License and other fees	$6	$6
Milestone fees	1,000	—

Total license and related fees	$1,006	$6

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

Under one of these agreements, the Company has achieved six development milestones, totaling $2.2 million, related to its clinical trials for both AuriPro and OTO-104, including the $1.0 million milestone payment made in March 2015 as a result of submitting the AuriPro NDA to the FDA. The Company may be obligated to make additional milestone payments under these agreements as follows (in thousands, except share data):

	Shares of Common Stock	Cash Payments
Development	1,066	$3,235
Regulatory	1,066	11,670
Commercialization	—	1,000

Total	2,132	$15,905

In addition, the Company may owe royalties of less than five percent on sales of commercial products, if any, developed using these licensed technologies. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

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

The Company held no liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2015:
Assets
Money market funds	$11,109	$11,109	$—	$—
Certificates of deposit	23,886	—	23,886	—

	$34,995	$11,109	$23,886	$—

December 31, 2014:
Assets
Money market funds	$17,840	$17,840	$—	$—
Certificates of deposit	17,160	—	17,160	—

	$35,000	$17,840	$17,160	$—

7. Stockholders’ Equity

Common Stock Subject to Repurchase

The Company’s 2010 Equity Incentive Plan allows for early exercise of certain option awards issued under the plan. As of March 31, 2015, options had been exercised for the purchase of 10,961 shares of common stock, which were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of March 31, 2015, the Company has recorded an early exercise liability of $37,000 and no shares have been repurchased by the Company.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows (in common equivalent shares):

	March 31, 2015	December 31, 2014
Warrants for the purchase of common stock	141,060	142,113
Common stock options issued and outstanding	2,760,917	2,707,477
Common stock options available for future grant	2,936,128	1,953,059
Common stock reserved for issuance under ESPP	697,599	380,000

Total common stock reserved for future issuance	6,535,704	5,182,649

8. Stock-Based Compensation

The Company’s 2014 Equity Incentive Plan permits the grant of incentive stock options to the Company’s employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. The Company generally issues time-based stock options which vest over a four-year period commencing with the vesting of 25% on the first anniversary of the date of grant with monthly ratable vesting thereafter. Options grants have a per share exercise price equal to at least 100% of the fair market value of a shares of the common stock as of the date of grant and expire 10 years from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2015 (share amounts in thousands):

	Options	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,707	$10.20
Granted	78	$32.69
Exercised	(22)	$1.87
Forfeited	(2)	$20.78

Outstanding as of March 31, 2015	2,761	$10.89

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$552	$59
General and administrative	791	97

Total stock-based compensation	$1,343	$156

9. Subsequent Event

In May 2015, the Company entered into a lease agreement for a new headquarters location to be constructed in San Diego, California. The lease provides for the landlord to construct the building at its cost and to use reasonable efforts to complete the building by October 2016. The lease term will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 130 months thereafter, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company will be responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease, the Company is required to provide a security deposit in the form of a letter of credit in the amount of approximately $695,000.

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development of OTO-104, including our expectations regarding the timing of results from our Phase 2b clinical trial and our plans regarding the initiation of a second pivotal trial;

•	our expectations regarding the development of OTO-311;

•	our expectations regarding our future development of our product candidates for additional indications;

•	the timing or likelihood of regulatory filings and approvals, including our submission of an IND for OTO-311 with the FDA;

•	our expectations regarding the future development of other product candidates;

•	our expectations regarding our OTO-104 Phase 2b clinical trial potentially serving as one of two pivotal trials required to support U.S. regulatory approval;

•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in the United States in patients with Ménière’s disease;

•	the potential for commercialization of our product candidates, if approved, including our expectations regarding the timing of the anticipated commercial launch for AuriPro in the United States, if approved;

•	our expectations and statements regarding the potential pricing, market size, opportunity and growth potential for AuriPro and OTO-104, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of AuriPro and OTO-104, if approved, by ear, nose and throat physicians, or ENTs;

•	our expectations regarding potential coverage and reimbursement relating to AuriPro or OTO-104, if approved, or any other approved product candidates;

•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;

•	our plans and ability to effectively build our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, products and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the expansion of our facilities; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

AuriPro is a sustained-exposure formulation of the antibiotic ciprofloxacin for which we have completed two identical Phase 3 clinical trials in 532 pediatric patients with middle ear effusion requiring tympanostomy tube placement, or TTP, surgery. Results of these Phase 3 trials demonstrate that AuriPro achieved the primary efficacy endpoint with statistical significance (p<0.001) and that AuriPro was well tolerated. Based on these results, together with feedback received from a pre-NDA meeting and communications with the U.S. Food and Drug Administration, or FDA, we submitted a New Drug Application, or NDA, for AuriPro to the FDA in February 2015. During April 2015, we announced that the FDA had accepted the AuriPro NDA for review. The FDA has designated a Prescription Drug User Fee Act, or PDUFA, target action date for the review of the AuriPro NDA of December 25, 2015. If approved within the standard review period, we anticipate a commercial launch for AuriPro in the United States in the first quarter of 2016. During March 2015, we announced that we enrolled the first patients in a Phase 2 clinical trial evaluating AuriPro for the treatment of pediatric patients with acute otitis media with tympanostomy tubes, or AOMT, and in May 2015, we announced the completion of enrollment in this trial. The initial results of this trial demonstrated the feasibility of AuriPro use in AOMT.

OTO-104 is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease and other inner ear conditions. We are conducting a Phase 2b clinical trial at more than 50 centers in the United States and Canada, which we believe will serve as one of two pivotal, single-dose efficacy trials required to support U.S. regulatory approval. In December 2014, we announced that we had achieved the target patient enrollment of 140 patients, and subsequently concluded enrollment with a total of 154 patients. We expect to report results from this clinical trial in the second quarter of 2015. If results are positive, we plan to initiate a second pivotal trial of OTO-104 in 2015. During October 2014, we began enrollment in a multiple-dose safety study in Ménière’s patients in the United Kingdom. In April 2015, we announced that we achieved the target patient enrollment in this prospective, randomized, placebo-controlled study, designed to evaluate the safety of multiple doses of OTO-104, with a total of 128 enrolled patients across multiple trial sites in the United Kingdom. In the first part of the study, patients will be randomized to receive two doses of either placebo or 12 mg OTO-104 by intratympanic, or IT, injection given at quarterly intervals. Patients completing the double-blind portion of the study will receive two IT injections of OTO-104 at quarterly intervals. We intend to use data from this U.K. study together with one or more additional multiple-dose safety studies that we plan to initiate during 2015 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in patients with Ménière’s disease which we believe, based on discussions from an End-of-Phase 1 meeting with the FDA, will require 100 patients treated for one year and 300 patients treated for six months. The FDA has granted OTO-104 Fast Track designation, which is a process designed to facilitate the development and expedite the FDA’s review of drugs to treat serious conditions and fill unmet medical needs.

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

We have global commercialization rights to our product candidates. Our strategy is to advance our product candidates through regulatory approval and self-commercialize in the United States. In October 2014, we announced the appointment of Anthony J. Yost as our Chief Commercial Officer, and in April 2015, we announced the appointment of Dean Hakanson, M.D. as our Chief Medical Officer, both of whom will be working to prepare for the commercialization of AuriPro, if approved. We plan to build a focused sales force targeting ENTs, who specialize in the treatment of patients affected by diseases and disorders of the ear. Outside the United States, we plan to evaluate whether to commercialize our products on our own or in collaboration with partners. We have a broad patent portfolio of approximately 65 issued patents and allowed patent applications and at least 85 pending patent applications covering our product candidates and indications, as well as other potential applications of our technology in major markets around the world.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales or otherwise. As of March 31, 2015, we had cash, cash equivalents and short-term investments of $223.6 million.

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

We have never been profitable, and as of March 31, 2015, we had an accumulated deficit of $114.5 million. Our net losses were $12.0 million and $10.8 million for the three months ended March 31, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and commercialize our product candidates. In the near term, we anticipate that our expenses will increase substantially as we:

•	prepare for commercialization of AuriPro in the United States;

•	conduct clinical development in additional indications for AuriPro;

•	conduct our clinical development program for OTO-104;

•	complete preclinical development and initiate clinical development of OTO-311;

•	contract to manufacture our product candidates;

•	evaluate opportunities for development of additional product candidates;

•	maintain and expand our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational, financial, sales and marketing and management personnel, to execute our business plan; and

•	operate as a public company.

We will need substantial additional funding to support our operating activities, especially as we approach the potential commercial launch of AuriPro in the United States and as we build our sales and marketing capabilities. We anticipate that our existing cash and cash equivalents and short-term investments will not be sufficient for us to commercialize AuriPro, register and commercialize OTO-104, and complete clinical development of OTO-311. Accordingly, we will continue to require substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively begin commercializing AuriPro. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for at least the next 24 months.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include annual license maintenance payments until we commercialize the first product covered under the license agreement, development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for AuriPro and $0.3 million has been paid for OTO-104 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed products and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) by product candidate:

	Three Months Ended March 31,
	2015	2014
Third-party development costs:
AuriPro	$1,287	$4,993
OTO-104	2,261	2,037
OTO-311	1,322	202

Total third-party development costs	4,870	7,232
Other unallocated internal research and development costs	3,737	1,759

Total research and development costs	$8,607	$8,991

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel and stock-based compensation expense, and other related costs for our employees and consultants in executive, commercial, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, and commercial preparation activities for our product candidates.

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

Other (Expense) Income

Other (expense) income has included the change in fair value of the convertible preferred stock warrant liability and interest income earned on cash and cash equivalents and short-term investments. In connection with our initial public offering, or IPO, in August 2014, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, actual results may differ significantly from our estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table sets forth the significant components of our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Research and development	$8,607	$8,991	$(384)
General and administrative	3,501	1,565	1,936
Change in fair value of convertible preferred stock warrant liability	—	263	(263)
Other income	91	2	89

Research and development expenses. The decrease of $0.4 million in research and development expenses was primarily due to a $3.7 million decrease in clinical trial-related expenses for our AuriPro product candidate that completed Phase 3 clinical trials during the second half of 2014. During the three months ended March 31, 2015, AuriPro clinical trial-related expenses were primarily incurred for the less costly AOMT Phase 2 study. This decrease was partially offset by (i) a $1.1 million increase in preclinical development expenses for OTO-311, (ii) a $1.0 million development milestone which was met when we submitted the NDA for AuriPro to the FDA in February 2015, compared to no milestones met during the three months ended March 31, 2014, (iii) a $1.0 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount and (iv) a $0.2 million increase in clinical trial-related expenses for our OTO-104 product candidate that advanced into a Phase 2b clinical trial at the end of 2013 and completed enrollment in December 2014.

General and administrative expenses. The increase of $1.9 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of an increase of $1.2 million in personnel costs, including stock-based compensation expense, due to additional headcount, and an increase of $0.7 million in expenses for outside services, including consulting costs, legal fees, accounting fees, corporate development and market research.

Change in fair value of convertible preferred stock warrant liability. In connection with the IPO, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of March 31, 2015. The fair value of our convertible preferred stock warrant liability increased by $0.3 million for the three months ended March 31, 2014, which resulted from the revaluation of our convertible preferred stock warrants that were outstanding as of March 31, 2014.

Other income. Other income consists primarily of interest earned on our available-for-sale securities. The increase in other income is primarily the result of increased available-for-sale securities balances during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both three month periods ended March 31, 2015 and 2014.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2015, we had an accumulated deficit of $114.5 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $223.6 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(12,376)	$(6,138)
Investing activities	(6,470)	(120)
Financing activities	80,078	33
Net increase (decrease) in cash	61,232	(6,225)

Operating activities. For both periods presented, the primary use of cash was to fund increased levels of development activities for our product candidates, which activities and uses of cash we expect to continue for the foreseeable future. During the three months ended March 31, 2015, we used cash in operating activities of $12.4 million, while our net loss was $12.0 million. The difference consisted of the $1.8 million net change in our operating assets and liabilities, partially offset by $1.4 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense.

During the three months ended March 31, 2014, we used cash in operating activities of $6.1 million, while our net loss was $10.8 million. The difference consisted of the $4.2 million net change in our operating assets and liabilities, partially offset by $0.5 million of net non-cash adjustments that were primarily comprised of the change in fair value of our convertible preferred stock warrant liability and stock-based compensation expense.

Investing activities. Net cash used in investing activities was $6.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, $7.8 million was used to purchase short-term investments and $0.1 million was used for capital expenditures, which were partially offset by $1.4 million provided by maturities of short-term investments. Net cash used in investing activities during the three months ended March 31, 2014 was for capital expenditures.

Financing activities. Net cash provided by financing activities was $80.1 million and $33,000 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our projected operating requirements for at least the next 24 months. However, we may need to raise additional funds sooner to prepare for the commercialization of AuriPro and the further development of our other product candidates and may not be able to do so on commercially reasonable terms, if at all.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2015, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $223.6 million which were comprised of cash in checking and savings accounts, money market funds and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized our product candidates or generated any revenue. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $12.0 million and $10.8 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $114.5 million.

We currently have no source of product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We will require substantial additional financing to commercialize AuriPro and to obtain regulatory approval for OTO-104 and OTO-311, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of our product candidates, AuriPro, OTO-104 and OTO-311. In particular, obtaining regulatory approval for and commercializing AuriPro, and commencing and completing clinical trials for OTO-104 and OTO-311, will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2015, we had cash, cash equivalents and short-term investments of $223.6 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of AuriPro and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

In addition to AuriPro, we have also invested substantial resources in the development of our second product candidate, OTO-104. OTO-104 is currently in a Phase 2b clinical trial and is our only other product candidate in clinical trials. We expect to report results for this clinical trial in the second quarter of 2015 and, if the results are positive, initiate a Phase 3 clinical trial thereafter. We have completed enrollment in a multiple-dose safety study for OTO-104 in Ménière’s patients in the United Kingdom and plan to initiate one or more additional multiple-dose safety studies during 2015 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in Ménière’s patients.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•	the successful completion of the ongoing Phase 2b clinical trial for OTO-104;

•	the use of patient reported outcomes in our Phase 2b clinical trial;

•	our ability to demonstrate the safety and efficacy of OTO-104 in this clinical trial;

•	the FDA’s willingness to accept the results of our Phase 2b clinical trial as one of two pivotal, single-dose efficacy trials required to support regulatory approval;

•	the successful implementation, enrollment and completion of a second pivotal, single-dose efficacy trial that demonstrates the safety and efficacy of OTO-104;

•	the successful implementation, enrollment and completion of one or more additional open-label safety studies and the ongoing multiple-dose safety study in the United Kingdom; and

•	the ability to file an NDA for regulatory approval with the FDA without the need for any additional clinical trials.

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

As of March 31, 2015, we had 40 full-time employees, including 28 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

On April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical Holding AG, or Auris. In this request for an interference, known as a Suggestion of Interference, we asked the USPTO for a determination that our pending patent application has priority over the Auris pending patent application, and that the USPTO should grant the interfering claims to us, and not Auris. The USPTO has not taken action in response to our Suggestion of Interference as of the date hereof, but has begun examination of our underlying application. If our Suggestion of Interference is not granted, then no interference will be declared, and the Auris pending patent application will likely issue. In the event an interference is declared, we may be unsuccessful in such interference, such that our pending patent application would not issue, and Auris’ pending patent application would likely issue. Although such a patent is not expected to be relevant to any of our product candidates, the interference may be time consuming and result in substantial costs to us and distraction to our management.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2015, options to purchase 1,031,039 shares of our common stock were exercisable.

Certain holders of approximately 11,004,260 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of April 1, 2015, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 57.0% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In the first quarter of 2015, we sold unregistered securities as described below.

From January 1, 2015 through March 31, 2015, we issued an aggregate of 1,053 shares of common stock that were not registered under the Securities Act to investors pursuant to the cash exercise of warrants for aggregate cash proceeds to us of approximately $14,955.

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

Use of Proceeds for Public Offering of Common Stock

On August 12, 2014, our Registration Statement on Form S-1 (File No. 333- 197365) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on August 13, 2014, and the transaction formally closed on August 18, 2014. In conjunction with the IPO, we issued 7,187,500 shares of common stock, including exercise of the underwriters’ option to purchase an additional 937,500 shares, at an offering price of $16.00 per share. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co. and Sanford C. Bernstein & Co., LLC acted as the underwriters. We received aggregate proceeds of approximately $104.1 million, net of underwriting discounts, commissions and offering-related transaction costs. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 13, 2014 pursuant to Rule 424(b).

On January 22, 2015, our Registration Statement on Form S-1 (File No. 333- 201401) was declared effective by the SEC for our follow-on public offering of common stock. The transaction formally closed on January 28, 2015. In conjunction with the offering, we issued 2,932,500 shares of common stock, including exercise of the underwriters’ option to purchase an additional 382,500 shares, at an offering price of $29.25 per share. J.P. Morgan Securities LLC, Piper Jaffray & Co., Cowen and Company, LLC and Sanford C. Bernstein & Co., LLC acted as the underwriters. We received aggregate proceeds of approximately $80.0 million, net of underwriting discounts, commissions and offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on January 23, 2015 pursuant to Rule 424(b).

ITEM  3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

On May 11, 2015, we entered into a lease agreement with ARE-SD Region No. 34, LLC for the lease of an approximately 61,755 square foot building to be constructed at 4796 Executive Drive, San Diego, California. The lease provides for the landlord to construct the building at its cost and to use reasonable efforts to complete the building by October 20, 2016. The lease term will commence upon the substantial completion and delivery of the building to us and run for 130 months thereafter, with an option by us to extend the lease term for an additional 5 years. We have the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. We will be responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. We are required to provide a security deposit under the lease in the form of a letter of credit in the amount of approximately $695,000.

We have concurrently entered into an amendment of our current lease of premises at 6275 Nancy Ridge Drive, San Diego, California, to provide for the termination of such lease 30 days after the new 4796 Executive Drive building is delivered to us with the construction work therein to be performed by the landlord substantially complete.

The foregoing description of the lease agreement and amendment is not complete and is qualified in its entirety by reference to the full text of such agreements which are filed as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTONOMY, INC.

Date: May 12, 2015	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 12, 2015	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

10.1	Executive Employment Agreement between the Registrant and Dean Hakanson, M.D., dated March 17, 2015.

10.2	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.

10.3	Second Amendment to Lease Agreement between the Registrant and ARE-SD Region No. 25, LLC, dated May 11, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.