Form 10-Q
period 2015-06-30
Otonomy, Inc.
filed 2015-08-12
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 31, 2015 was 24,199,803.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,294	$139,810
Short-term investments	21,598	16,223
Prepaid and other current assets	4,159	1,669

Total current assets	216,051	157,702
Restricted cash	695	—
Property and equipment, net	1,727	1,257
Other long-term assets	692	205

Total assets	$219,165	$159,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4	$1,710
Accrued expenses	4,730	3,046
Accrued compensation	1,468	575
Current portion of deferred rent	94	86

Total current liabilities	6,296	5,417
Deferred rent, net of current portion	122	134

Total liabilities	6,418	5,551

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2015 and December 31, 2014; 24,198,303 and 21,173,270 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24	21
Additional paid-in capital	339,753	256,061
Accumulated deficit	(127,030)	(102,469)

Total stockholders’ equity	212,747	153,613

Total liabilities and stockholders’ equity	$219,165	$159,164

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Operating expenses:
Research and development	$7,289	$8,264	$15,896	$17,255
General and administrative	5,352	1,564	8,853	3,129

Total operating expenses	12,641	9,828	24,749	20,384

Loss from operations	(12,641)	(9,828)	(24,749)	(20,384)
Other (expense) income:
Interest income	97	6	189	9
Interest expense	—	(4)	—	(8)
Change in fair value of convertible preferred stock warrant liability	—	(405)	—	(668)
Other expense	—	—	(1)	(1)

Total other (expense) income	97	(403)	188	(668)

Net loss and comprehensive loss	(12,544)	(10,231)	(24,561)	(21,052)
Accretion to redemption value of convertible preferred stock	—	(15)	—	(28)

Net loss attributable to common stockholders	$(12,544)	$(10,246)	$(24,561)	$(21,080)

Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(109.07)	$(1.04)	$(237.33)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	24,139,791	93,938	23,670,508	88,822

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(24,561)	$(21,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	100
Stock-based compensation	3,101	409
Non-cash interest expense	—	8
Change in fair value of convertible preferred stock warrant liability	—	668
Amortization of discount or premium on short-term investments	14	—
Deferred rent	(4)	(36)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,977)	719
Accounts payable	(1,706)	(1,472)
Accrued expenses	1,578	2,456
Accrued compensation	893	426

Net cash used in operating activities	(23,538)	(17,774)

Cash flows from investing activities:
Purchases of short-term investments	(16,697)	—
Maturities of short-term investments	11,308	—
Purchases of property and equipment	(488)	(147)
Increase in restricted cash	(695)	—

Net cash used in investing activities	(6,572)	(147)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	49,239
Proceeds from issuance of common stock, net of transaction costs	80,358	—
Cash paid in connection with initial public offering	—	(541)
Proceeds from exercise of stock options, net of early exercise liability	221	46
Proceeds from exercise of common stock warrants	15	—

Net cash provided by financing activities	80,594	48,744

Net change in cash	50,484	30,823
Cash and cash equivalents at beginning of period	139,810	37,284

Cash and cash equivalents at end of period	$190,294	$68,107

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$106	$24

Deferred public offering costs in accounts payable and accrued expenses	$—	$828

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the “Company”) was incorporated in the state of Delaware on May 6, 2008. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics for the treatment of diseases and disorders of the ear. The Company’s proprietary technology is designed to deliver drug that is retained in the ear for an extended period of time following a single local administration. Utilizing this technology, the Company has advanced three product candidates into development. AuriProTM is a sustained-exposure formulation of the antibiotic ciprofloxacin for which the Company has completed two Phase 3 clinical trials in pediatric patients with middle ear effusion at the time of tympanostomy tube placement surgery. The Company submitted a New Drug Application for AuriPro to the U.S. Food and Drug Administration (the “FDA”) in February 2015 and, in April 2015, the Company announced that the FDA accepted the AuriPro NDA for review. The FDA has designated a Prescription Drug User Fee Act target action date for the review of the AuriPro NDA of December 25, 2015. OTO-104 is a sustained-exposure formulation of the steroid dexamethasone that completed a Phase 2b clinical trial for the treatment of patients with Ménière’s disease. Results of the Phase 2b trial, announced in May 2015, demonstrated that OTO-104 narrowly missed achieving statistical significance for the primary endpoint. The Company intends to meet with the FDA in an End-of-Phase 2 meeting and expects to initiate two parallel Phase 3 trials in Ménière’s disease to support U.S. regulatory approval of OTO-104, with the first trial expected to begin by the end of 2015 and the second trial expected to begin during the first quarter of 2016. OTO-311 is a sustained-exposure formulation of the N-methyl-D-aspartate (NMDA) receptor antagonist gacyclidine in preclinical development as a potential treatment for tinnitus.

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

Basis of Presentation

As of June 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2015, the Company had cash, cash equivalents and short-term investments of $211.9 million and an accumulated deficit of $127.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and begins commercialization of its product candidates AuriPro, OTO-104 and OTO-311; (ii) works to develop additional product candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Restricted Cash

The Company’s restricted cash consists of cash maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters (see Note 5). The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through June 30, 2015.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share attributable to common stockholders are as follows (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2015	2014
Convertible preferred stock	—	13,619,569
Warrants to purchase convertible preferred stock	—	483,517
Warrants to purchase common stock	141,060	—
Unvested restricted common stock subject to repurchase	8,296	29,507
Options to purchase common stock	3,128,990	2,066,147

	3,278,346	16,198,740

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds and certificates of deposit. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $13.4 million and $18.8 million as of June 30, 2015 and December 31, 2014, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were $21.6 million and $16.2 million as of June 30, 2015 and December 31, 2014, respectively. There have been no unrealized gains or losses related to the Company’s short-term investments.

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2015. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from the custodian bank or from a professional pricing service.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid clinical trial costs	$1,271	$843
FDA deposit(1)	2,335	—
Other	553	826

Total	$4,159	$1,669

(1)	In February 2015, in accordance with the Federal Food, Drug, and Cosmetic Act (the “Act”), the Company paid an application fee of $2.3 million to the FDA for its AuriPro NDA submission. Prior to the submission of the AuriPro NDA, the Company filed a request with the FDA to grant a waiver of the application fee under the small business waiver provision of the Act, and such waiver would result in a refund of the application fee. The Company meets the criteria of a small business pursuant to the provisions of the Act. Accordingly, the application fee has been recorded as a deposit within prepaid and other current assets.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Laboratory equipment	$1,217	$1,109
Manufacturing equipment	1,303	945
Computer equipment and software	189	116
Leasehold improvements	118	67
Office furniture	23	19

	2,850	2,256
Less: accumulated depreciation and amortization	(1,123)	(999)

Total	$1,727	$1,257

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued clinical trial costs	$3,860	$2,397
Accrued other	870	649

Total	$4,730	$3,046

5. Commitments and Contingencies

License Agreements

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
License and other fees	$6	$6	$12	$12
Milestone fees	—	—	1,000	—

Total license and related fees	$6	$6	$1,012	$12

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

In addition, the Company may owe royalties of less than five percent on sales of commercial products, if any, developed using these licensed technologies. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

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

Leased Facility

In May 2015, the Company entered into a lease agreement for a new headquarters location to be constructed in San Diego, California. The lease provides for the landlord to construct the building at its cost and to use reasonable efforts to complete the building by October 2016. The lease term will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 130 months thereafter, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company will be responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $695,000. Cash collateralizing the letter of credit is classified as noncurrent restricted cash on the condensed balance sheet. The Company has determined that the lease is an operating lease for accounting purposes.

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

The Company held no liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2015:
Assets
Money market funds	$12,793	$12,793	$—	$—
Certificates of deposit	22,224	—	22,224	—

	$35,017	$12,793	$22,224	$—

December 31, 2014:
Assets
Money market funds	$17,840	$17,840	$—	$—
Certificates of deposit	17,160	—	17,160	—

	$35,000	$17,840	$17,160	$—

7. Stockholders’ Equity

Common Stock Subject to Repurchase

The Company’s 2010 Equity Incentive Plan allows for early exercise of certain option awards issued under the plan. As of June 30, 2015, options had been exercised for the purchase of 8,296 shares of common stock, which were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of June 30, 2015, the Company has recorded an early exercise liability of $28,000 and no shares have been repurchased by the Company.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30, 2015	December 31, 2014
Warrants for the purchase of common stock	141,060	142,113
Common stock options issued and outstanding	3,128,990	2,707,477
Common stock options available for future grant	2,524,146	1,953,059
Common stock reserved for issuance under ESPP	672,182	380,000

Total common stock reserved for future issuance	6,466,378	5,182,649

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

The following table summarizes stock option activity for the six months ended June 30, 2015 (share amounts in thousands):

	Options	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,707	$10.20
Granted	490	$30.38
Exercised	(66)	$3.08
Forfeited	(2)	$20.61

Outstanding as of June 30, 2015	3,129	$13.50

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$723	$105	$1,275	$164
General and administrative	1,035	148	1,826	245

Total stock-based compensation	$1,758	$253	$3,101	$409

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development of OTO-104, including our plans to initiate two parallel Phase 3 trials in Ménière’s disease to support U.S. regulatory approval, with the first trial expected to begin by the end of 2015 and the second trial expected to begin during the first quarter of 2016;

•	our expectations regarding the development of OTO-311;

•	our expectations regarding our future development of our product candidates for additional indications;

•	the timing or likelihood of regulatory filings and approvals, including our submission of an IND for OTO-311 with the FDA;

•	our expectations regarding the future development of other product candidates;

•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in the United States in patients with Ménière’s disease;

•	the potential for commercialization of our product candidates, if approved, including our expectations regarding the timing of the anticipated commercial launch for AuriPro in the United States, if approved;

•	our expectations and statements regarding the potential pricing, market size, opportunity and growth potential for AuriPro and OTO-104, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of AuriPro and OTO-104, if approved, by ear, nose and throat physicians, or ENTs;

•	our expectations regarding potential coverage and reimbursement relating to AuriPro or OTO-104, if approved, or any other approved product candidates;

•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;

•	our plans and ability to effectively build our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, products and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the expansion of our facilities; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

AuriPro

AuriPro is a sustained-exposure formulation of the antibiotic ciprofloxacin for which we have completed two identical Phase 3 clinical trials in 532 pediatric patients with middle ear effusion requiring tympanostomy tube placement, or TTP, surgery. Results of these Phase 3 trials demonstrate that AuriPro achieved the primary efficacy endpoint with statistical significance (p<0.001) and that AuriPro was well tolerated. Based on these results, together with feedback received from a pre-NDA meeting and communications with the U.S. Food and Drug Administration, or FDA, we submitted a New Drug Application, or NDA, for AuriPro to the FDA in February 2015. During April 2015, we announced that the FDA had accepted the AuriPro NDA for review. The FDA has designated a Prescription Drug User Fee Act, or PDUFA, target action date for the review of the AuriPro NDA of December 25, 2015. If approved within the standard review period, we anticipate a commercial launch for AuriPro in the United States in the first quarter of 2016. Results from AuriPro’s Phase 3 trials were the subject of an oral presentation at the American Society of Pediatric Otolaryngology (ASPO) meeting in April 2015 and at the International Society for Otitis Media (ISOM) symposium in June 2015.

During March 2015, we announced that we enrolled the first patients in a Phase 2 clinical trial evaluating AuriPro for the treatment of pediatric patients with acute otitis media with tympanostomy tubes, or AOMT, and in May 2015, we announced the completion of enrollment in this trial. The initial results of this trial demonstrated the feasibility of AuriPro use in AOMT. In July 2015, we announced enrollment of the first patients in a Phase 2 clinical trial evaluating the feasibility of AuriPro for the treatment of patients with acute otitis externa, also known as swimmer’s ear.

OTO-104

OTO-104 is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease and other inner ear conditions. In May 2015, we announced topline data from a Phase 2b trial evaluating OTO-104 in 154 patients with unilateral Ménière’s disease. The primary endpoint of the trial was reduction in vertigo frequency during Month 3 following treatment compared to a one month baseline period. In the topline analysis, OTO-104 demonstrated a 61% reduction from baseline in vertigo frequency in Month 3 vs. 43% for placebo with a p value of 0.067, which narrowly missed achieving statistical significance. In addition to Month 3, a similar positive trend was also observed during Month 2 following treatment. The trial achieved statistical significance (p < 0.05) for multiple prospectively defined secondary vertigo endpoints at multiple time points. We have scheduled an End-of-Phase 2 meeting with the FDA and expect to initiate two parallel Phase 3 trials in Ménière’s disease to support U.S. regulatory approval, with the first trial expected to begin by the end of 2015 and the second trial expected to begin during the first quarter of 2016.

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

OTO-311

OTO-311 is a sustained-exposure formulation of the N-methyl-D-aspartate receptor antagonist gacyclidine in development for the treatment of tinnitus. We plan to file an Investigational New Drug application, or IND, for OTO-311 with the FDA and initiate a Phase 1 clinical trial during the fourth quarter of 2015. In November 2014, we announced the completion of an exclusive license agreement with Ipsen that enables us to use clinical and non-clinical gacyclidine data generated by Ipsen to support worldwide development and regulatory filings for OTO-311.

We have global commercialization rights to our product candidates. Our strategy is to advance our product candidates through regulatory approval and self-commercialize in the United States. In October 2014, we announced the appointment of Anthony Yost as our Chief Commercial Officer; in April 2015, we announced the appointment of Dean Hakanson, M.D. as our Chief Medical Officer; and in May 2015, we announced the appointment of Eric Loumeau as General Counsel and Chief Compliance Officer, all of whom will be working to prepare for the commercialization of AuriPro, if approved. In addition, during April 2015 we announced the appointment of George Morrow, who has more than 30 years of experience in pharmaceutical commercial operations, to our board of directors. We plan to build a focused sales force targeting ENTs, who specialize in the treatment of patients affected by diseases and disorders of the ear. Outside the United States, we plan to evaluate whether to commercialize our products on our own or in collaboration with partners. We have a broad patent portfolio of approximately 70 issued patents and allowed patent applications and approximately 90 pending patent applications covering our product candidates and indications, as well as other potential applications of our technology in major markets around the world.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales or otherwise. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $211.9 million.

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

We have never been profitable, and as of June 30, 2015, we had an accumulated deficit of $127.0 million. Our net losses were $12.5 million and $10.2 million for the three months ended June 30, 2015 and 2014, respectively, and $24.6 million and $21.1 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed products and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) by product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Third-party development costs:
AuriPro	$1,117	$3,471	$3,404	$8,464
OTO-104	1,773	2,673	4,034	4,710
OTO-311	996	122	2,318	324

Total third-party development costs	3,886	6,266	9,756	13,498
Other unallocated internal research and development costs	3,403	1,998	6,140	3,757

Total research and development costs	$7,289	$8,264	$15,896	$17,255

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth the significant components of our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Research and development	$7,289	$8,264	$(975)
General and administrative	5,352	1,564	3,788
Change in fair value of convertible preferred stock warrant liability	—	405	(405)
Interest income	97	6	91

Research and development expenses. The decrease of $1.0 million in research and development expenses was primarily due to a $2.4 million decrease in clinical trial-related expenses for our AuriPro product candidate that completed Phase 3 clinical trials during the second half of 2014. During the three months ended June 30, 2015, AuriPro clinical trial-related expenses were primarily incurred for the less costly Phase 2 studies for AOMT and acute otitis externa. In addition, there was a decrease of $1.0 million in clinical trial-related expenses for our OTO-104 product candidate following the completion of enrollment in the Phase 2b study during December 2014. These decreases were partially offset by a $1.5 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $0.9 million increase in preclinical development expenses for OTO-311.

General and administrative expenses. The increase of $3.8 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of an increase of $2.1 million in expenses for outside services, including consulting costs, legal fees, accounting fees, corporate development and market research and an increase of $1.7 million in personnel costs, including stock-based compensation expense, due to additional headcount.

Change in fair value of convertible preferred stock warrant liability. In connection with the IPO, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of June 30, 2015. The fair value of our convertible preferred stock warrant liability increased by $0.4 million for the three months ended June 30, 2014, which resulted from the revaluation of our convertible preferred stock warrants that were outstanding as of June 30, 2014.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both three month periods ended June 30, 2015 and 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth the significant components of our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Research and development	$15,896	$17,255	$(1,359)
General and administrative	8,853	3,129	5,724
Change in fair value of convertible preferred stock warrant liability	—	668	(668)
Interest income	189	9	180

Research and development expenses. The decrease of $1.4 million in research and development expenses was primarily due to a $5.1 million decrease in expenses for our AuriPro product candidate. Phase 3 clinical trials for AuriPro were completed during the second half of 2014 and, during the six months ended June 30, 2015, AuriPro clinical trial-related expenses were primarily incurred for the less costly Phase 2 studies for AOMT and acute otitis externa. The decrease in AuriPro clinical trial-related expenses was partially offset by a $1.0 million development milestone which was met when we submitted the NDA for AuriPro to the FDA in February 2015, compared to no milestones met during the six months ended June 30, 2014. In addition, there was a decrease of $0.7 million in clinical trial-related expenses for our OTO-104 product candidate following the completion of enrollment in the Phase 2b study during December 2014. These decreases were partially offset by a $2.4 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $2.0 million increase in preclinical development expenses for OTO-311.

General and administrative expenses. The increase of $5.7 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of an increase of $3.0 million in personnel costs, including stock-based compensation expense, due to additional headcount, and an increase of $2.7 million in expenses for outside services, including consulting costs, legal fees, accounting fees, corporate development and market research.

Change in fair value of convertible preferred stock warrant liability. In connection with the IPO, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of June 30, 2015. The fair value of our convertible preferred stock warrant liability increased by $0.7 million for the six months ended June 30, 2014, which resulted from the revaluation of our convertible preferred stock warrants that were outstanding as of June 30, 2014.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both six month periods ended June 30, 2015 and 2014.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $127.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $211.9 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(23,538)	$(17,774)
Investing activities	(6,572)	(147)
Financing activities	80,594	48,744
Net increase (decrease) in cash	50,484	30,823

Operating activities. For both periods presented, the primary use of cash was to fund increased levels of development activities for our product candidates, which activities and uses of cash we expect to continue for the foreseeable future. During the six months ended June 30, 2015, we used cash in operating activities of $23.5 million, while our net loss was $24.6 million. The difference consisted of the $2.1 million net change in our operating assets and liabilities, partially offset by $3.2 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense.

During the six months ended June 30, 2014, we used cash in operating activities of $17.8 million, while our net loss was $21.1 million. The difference consisted of the $2.1 million net change in our operating assets and liabilities and $1.2 million of net non-cash adjustments that were primarily comprised of the change in fair value of our convertible preferred stock warrant liability and stock-based compensation expense.

Investing activities. Net cash used in investing activities was $6.6 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, $16.7 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $0.5 million was used for capital expenditures, which were partially offset by $11.3 million provided by maturities of short-term investments. Net cash used in investing activities during the six months ended June 30, 2014 was for capital expenditures.

Financing activities. Net cash provided by financing activities was $80.6 million and $48.7 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.6 million for shares issued for stock option exercises and under our employee stock purchase plan.

During the six months ended June 30, 2014, net proceeds from the sale of our series D convertible preferred stock were $49.2 million, partially offset by cash paid in connection with our IPO of $0.5 million.

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

Contractual Obligations and Commitments

In May 2015, we entered into a lease agreement for a new headquarters location to be constructed in San Diego, California. The lease provides for the landlord to construct the building at its cost and to use reasonable efforts to complete the building by October 2016. The lease term will commence upon the substantial completion and delivery of the building to us and has an initial term of 130 months thereafter, with an option by us to extend the lease term for an additional five years. We will be responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million.

During the six months ended June 30, 2015, there were no other material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $211.9 million which were comprised of cash in checking and savings accounts, money market funds and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized our product candidates or generated any revenue. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $12.5 million and $10.2 million for the three months ended June 30, 2015 and 2014, respectively, and $24.6 million and $21.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $127.0 million.

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

Since our inception, most of our resources have been dedicated to the development of our product candidates, AuriPro, OTO-104 and OTO-311. In particular, obtaining regulatory approval for and commercializing AuriPro, and commencing and completing clinical trials for OTO-104 and OTO-311, will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $211.9 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of AuriPro and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

In addition to AuriPro, we have also invested substantial resources in the development of our second product candidate, OTO-104, our only other product candidate in clinical trials. In May 2015, we announced topline data from a Phase 2b trial evaluating OTO-104 in patients with unilateral Ménière’s disease, which narrowly missed achieving statistical significance for the primary endpoint. We have scheduled an End-of-Phase 2 meeting with the FDA and expect to initiate two parallel Phase 3 trials in Ménière’s disease to support U.S. regulatory approval, with the first trial expected to begin by the end of 2015 and the second trial expected to begin during the first quarter of 2016. We have completed enrollment in a multiple-dose safety study for OTO-104 in Ménière’s patients in the United Kingdom and plan to initiate one or more additional multiple-dose safety studies during 2015 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in Ménière’s patients.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•	the successful implementation, enrollment and completion of two parallel Phase 3 trials that demonstrate the safety and efficacy of OTO-104;

•	the use of patient reported outcomes in our Phase 2b and anticipated Phase 3 clinical trials;

•	our ability to demonstrate the safety and efficacy of OTO-104 in these clinical trials;

•	the successful implementation, enrollment and completion of one or more additional open-label safety studies and the ongoing multiple-dose safety study in the United Kingdom; and

•	the ability to file an NDA for regulatory approval with the FDA without the need for any additional clinical trials.

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

As of June 30, 2015, we had 56 full-time employees, including 36 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results, our ability to manage our business effectively and our ability to comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn would significantly harm our reputation and our business.

We purchased a new enterprise resource planning system (“ERP”) and are currently implementing the new system. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

On April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical Holding AG, or Auris. In this request for an interference, known as a Suggestion of Interference, we asked the USPTO for a determination that our pending patent application has priority over the Auris pending patent application, and that the USPTO should grant the interfering claims to us, and not Auris. On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (the “PTAB”) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). In the Declaration of Interference (Interference No. 106,030), the PTAB designated us as the “Senior Party” and Auris as the “Junior Party.” Under U.S. Patent law, the Junior Party has the burden of showing that they, and not the Senior Party, were the first inventors. If final resolution of the interference and related appeal, if any, are not in our favor, then the USPTO may deny our patent application and allow the Auris patent to remain issued. Although such Auris patent is not expected to be relevant to any of our product candidates, the interference may be time consuming and result in substantial costs to us and distraction to our management. In addition, Auris may file and prosecute patent applications for which we may need to consider similar or other actions.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. On March 18, 2015, we filed a registration statement on Form S-8 registering 1,058,663 additional shares of common stock under our 2014 Plan and 317,599 additional shares of common stock under our ESPP. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2015, options to purchase 1,157,490 shares of our common stock were exercisable.

Certain holders of approximately 9,454,260 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2015, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 56.7% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

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

OTONOMY, INC.

Date: August 12, 2015	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 12, 2015	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

10.1	Executive Employment Agreement between the Registrant and Eric Loumeau, dated May 15, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.