Form 10-Q
period 2015-09-30
Otonomy, Inc.
filed 2015-11-10
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 30, 2015 was 24,238,269.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,602	$139,810
Short-term investments	22,587	16,223
Prepaid and other current assets	5,260	1,669

Total current assets	204,449	157,702
Restricted cash	695	—
Property and equipment, net	2,851	1,257
Other long-term assets	489	205

Total assets	$208,484	$159,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,094	$1,710
Accrued expenses	4,196	3,046
Accrued compensation	2,316	575
Current portion of deferred rent	97	86

Total current liabilities	8,703	5,417
Deferred rent, net of current portion	164	134

Total liabilities	8,867	5,551

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2015 and December 31, 2014; 24,235,769 and 21,173,270 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24	21
Additional paid-in capital	342,588	256,061
Accumulated deficit	(142,995)	(102,469)

Total stockholders’ equity	199,617	153,613

Total liabilities and stockholders’ equity	$208,484	$159,164

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Operating expenses:
Research and development	$9,589	$7,361	$25,485	$24,616
General and administrative	6,492	2,040	15,345	5,169

Total operating expenses	16,081	9,401	40,830	29,785

Loss from operations	(16,081)	(9,401)	(40,830)	(29,785)
Other (expense) income:
Interest income	116	36	305	45
Interest expense	—	(31)	—	(39)
Change in fair value of convertible preferred stock warrant liability	—	(2,632)	—	(3,300)
Other expense	—	(3)	(1)	(4)

Total other (expense) income	116	(2,630)	304	(3,298)

Net loss and comprehensive loss	(15,965)	(12,031)	(40,526)	(33,083)
Accretion to redemption value of convertible preferred stock	—	(7)	—	(35)

Net loss attributable to common stockholders	$(15,965)	$(12,038)	$(40,526)	$(33,118)

Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(1.23)	$(1.70)	$(9.83)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	24,197,160	9,823,690	23,847,988	3,369,437

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(40,526)	$(33,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	152
Stock-based compensation	5,321	895
Non-cash license fee	447	—
Non-cash interest expense	—	39
Change in fair value of convertible preferred stock warrant liability	—	3,300
Amortization of discount or premium on short-term investments	15	—
Deferred rent	41	(54)
Changes in operating assets and liabilities:
Prepaid and other assets	(3,875)	(542)
Accounts payable	(348)	(814)
Accrued expenses	948	2,076
Accrued compensation	1,741	1,010

Net cash used in operating activities	(36,024)	(27,021)

Cash flows from investing activities:
Purchases of short-term investments	(27,340)	—
Maturities of short-term investments	20,961	—
Purchases of property and equipment	(872)	(402)
(Increase) decrease in restricted cash	(695)	75

Net cash used in investing activities	(7,946)	(327)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	49,239
Proceeds from issuance of common stock, net of transaction costs	80,358	104,681
Proceeds from exercise of stock options, net of early exercise liability	389	98
Proceeds from exercise of preferred stock warrants	—	1,201
Proceeds from exercise of common stock warrants	15	—

Net cash provided by financing activities	80,762	155,219

Net change in cash	36,792	127,871
Cash and cash equivalents at beginning of period	139,810	37,284

Cash and cash equivalents at end of period	$176,602	$165,155

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$934	$19

Deferred public offering costs in accounts payable and accrued expenses	$—	$555

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the “Company”) was incorporated in the state of Delaware on May 6, 2008. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics for the treatment of diseases and disorders of the ear. The Company’s proprietary technology is designed to deliver drug that is retained in the ear for an extended period of time following a single local administration. Utilizing this technology, the Company has advanced three product candidates into development. OTIPRIOTM (formerly known as AuriProTM) is a sustained-exposure formulation of the antibiotic ciprofloxacin for which the Company has completed two Phase 3 clinical trials in pediatric patients with middle ear effusion at the time of tympanostomy tube placement surgery. The Company submitted a New Drug Application for OTIPRIO to the U.S. Food and Drug Administration (the “FDA”) in February 2015 and, in April 2015, the Company announced that the FDA accepted the OTIPRIO NDA for review. The FDA has designated a Prescription Drug User Fee Act target action date for the review of the OTIPRIO NDA of December 25, 2015. OTO-104 is a sustained-exposure formulation of the steroid dexamethasone that completed a Phase 2b clinical trial for the treatment of patients with Ménière’s disease. OTO-311 is a sustained-exposure formulation of the N-methyl-D-aspartate (NMDA) receptor antagonist gacyclidine in development as a potential treatment for tinnitus.

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

Basis of Presentation

As of September 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2015, the Company had cash, cash equivalents and short-term investments of $199.2 million and an accumulated deficit of $143.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and begins commercialization of its product candidates OTIPRIO, OTO-104 and OTO-311; (ii) works to develop additional product candidates through research and development programs; and (iii) expands its corporate infrastructure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through September 30, 2015.

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

The Company accounts for stock options granted to non-employees, including members of the scientific advisory board, using the fair value approach. Stock options granted to non-employees may be subject to periodic revaluation over their vesting terms with the related expense being recognized as research and development and/or general and administrative expense in the accompanying condensed statements of operations.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share attributable to common stockholders are as follows (in common stock equivalent shares):

	Three and Nine Months Ended September 30,
	2015	2014
Warrants to purchase common stock	141,060	142,113
Unvested restricted common stock subject to repurchase	5,629	16,294
Options to purchase common stock	3,354,274	2,058,910

	3,500,963	2,217,317

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds and certificates of deposit. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $12.5 million and $18.8 million as of September 30, 2015 and December 31, 2014, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were $22.6 million and $16.2 million as of September 30, 2015 and December 31, 2014, respectively. There have been no unrealized gains or losses related to the Company’s short-term investments.

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2015. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from the custodian bank or from a professional pricing service.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid clinical trial costs	$1,485	$843
FDA deposit(1)	2,335	—
Other	1,440	826

Total	$5,260	$1,669

(1)	In February 2015, in accordance with the Federal Food, Drug, and Cosmetic Act (the “Act”), the Company paid an application fee of $2.3 million to the FDA for its OTIPRIO NDA submission. Prior to the submission of the OTIPRIO NDA, the Company filed a request with the FDA to grant a waiver and refund of the application fee under the small business waiver provision of the Act. During October 2015, the FDA granted the Company’s request for a waiver and refunded the application fee in full.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Laboratory equipment	$2,230	$1,109
Manufacturing equipment	1,433	945
Computer equipment and software	247	116
Leasehold improvements	123	67
Office furniture	29	19

	4,062	2,256
Less: accumulated depreciation and amortization	(1,211)	(999)

Total	$2,851	$1,257

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued clinical trial costs	$1,596	$2,397
Accrued other	2,600	649

Total	$4,196	$3,046

5. Commitments and Contingencies

License Agreements

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
License and other fees	$603	$7	$614	$19
Milestone fees	—	—	1,000	—

Total license and related fees	$603	$7	$1,614	$19

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for the Company’s OTIPRIO, OTO-104 and OTO-311 product candidates and potential future product candidates under licensing agreements with third parties in the course of its research and development activities. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. Annual license and maintenance fees related to these agreements is $25,000. The license and maintenance fees will continue until the first commercial sale of a product. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

Under one of these agreements, the Company has achieved five development milestones and one regulatory milestone, totaling $2.2 million, related to its clinical trials for both OTIPRIO and OTO-104, including the $1.0 million regulatory milestone payment made in March 2015 as a result of submitting the OTIPRIO NDA to the FDA. The Company may be obligated to make additional milestone payments under these agreements as follows (in thousands, except share data):

	Shares of Common Stock	Cash Payments
Development	1,066	$2,550
Regulatory	1,066	10,150
Commercialization	—	1,000

Total	2,132	$13,700

In addition, the Company may owe royalties of less than five percent on sales of commercial products, if any, developed using these licensed technologies. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2015, the Company has not yet developed a commercial product using the licensed technologies and it has not entered into any sublicense agreements for the technologies.

Other Royalty Arrangements

The Company entered into an agreement related to three provisional patents for OTIPRIO under which the Company may be obligated to pay a one-time milestone payment of $0.5 million upon the first commercial sale of an approved product and to pay royalties of less than one percent on product sales. The royalties are payable until the later of: (i) the expiration of the last to expire patent owned by the Company in such country covering OTIPRIO; or (ii) 10 years after the first commercial sale of OTIPRIO after receipt of regulatory approval for OTIPRIO in such country.

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

The Company held no liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2015:
Assets
Money market funds	$11,870	$11,870	$—	$—
Certificates of deposit	23,194	—	23,194	—

	$35,064	$11,870	$23,194	$—

December 31, 2014:
Assets
Money market funds	$17,840	$17,840	$—	$—
Certificates of deposit	17,160	—	17,160	—

	$35,000	$17,840	$17,160	$—

7. Stockholders’ Equity

Common Stock Subject to Repurchase

The Company’s 2010 Equity Incentive Plan allows for early exercise of certain option awards issued under the plan. As of September 30, 2015, options had been exercised for the purchase of 5,629 shares of common stock, which were unvested and subject to repurchase. Under the authoritative guidance, early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of September 30, 2015, the Company has recorded an early exercise liability of $19,000 and no shares have been repurchased by the Company.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2015	2014
Warrants for the purchase of common stock	141,060	142,113
Common stock options issued and outstanding	3,354,274	2,707,477
Common stock options available for future grant	2,261,396	1,953,059
Common stock reserved for issuance under ESPP	672,182	380,000

Total common stock reserved for future issuance	6,428,912	5,182,649

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

The following table summarizes stock option activity for the nine months ended September 30, 2015 (share amounts in thousands):

	Options	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,707	$10.20
Granted	752	$27.75
Exercised	(103)	$3.51
Forfeited	(2)	$20.61

Outstanding as of September 30, 2015	3,354	$14.34

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$819	$244	$2,094	$407
General and administrative	1,401	243	3,227	488

Total stock-based compensation	$2,220	$487	$5,321	$895

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development of OTIPRIO, including our plans to initiate a second Phase 2 clinical trial evaluating OTIPRIO for the treatment of pediatric patients with AOMT in the first quarter of 2016;

•	our expectations regarding our clinical development of OTO-104, including our plans to initiate two parallel Phase 3 trials in Ménière’s disease, with the first trial in the United States expected to begin by the end of 2015 and the second trial in the EU expected to begin during the first quarter of 2016, and that results of both Phase 3 trials are expected in the second half of 2017;

•	our expectations that patients completing the Phase 3 trials in Ménière’s disease will enroll in an open label safety study and receive two quarterly doses of OTO-104;

•	our expectations regarding the clinical development of OTO-311, including our plans to initiate a Phase 1 clinical trial for the treatment of tinnitus before end of 2015, our expectation that this trial will be completed in the first half of 2016, and our plans to initiate a Phase 2 study in tinnitus patients in the second half of 2016;

•	our expectations regarding our future development of our product candidates for additional indications;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the future development of other product candidates;

•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in the United States in patients with Ménière’s disease;

•	the potential for commercialization of our product candidates, if approved, including our expectations regarding the timing of the anticipated commercial launch for OTIPRIO in the United States, if approved;

•	our expectations and statements regarding the potential pricing, market size, opportunity and growth potential for OTIPRIO and OTO-104, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTO-104, if approved, by ear, nose and throat physicians, or ENTs;

•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO or OTO-104, if approved, or any other approved product candidates;

•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;

•	our plans and ability to effectively build our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, products and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the expansion of our facilities; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics for the treatment of diseases and disorders of the ear. To overcome many of the limitations of delivering drugs to the middle and inner ear, we have developed a proprietary technology that is designed to deliver drug that is retained in the ear for an extended period of time following a single local administration, which we refer to as “sustained-exposure.” Utilizing this technology, we have advanced three product candidates into development: OTIPRIO, OTO-104 and OTO-311.

OTIPRIO

OTIPRIO (formerly known as AuriPro) is a sustained-exposure formulation of the antibiotic ciprofloxacin for which we have completed two identical Phase 3 clinical trials in 532 pediatric patients with middle ear effusion requiring tympanostomy tube placement, or TTP, surgery. Results of these Phase 3 trials demonstrate that OTIPRIO achieved the primary efficacy endpoint with statistical significance (p<0.001) and that OTIPRIO was well tolerated. Based on these results, together with feedback received from a pre-NDA meeting and communications with the U.S. Food and Drug Administration, or FDA, we submitted a New Drug Application, or NDA, for OTIPRIO to the FDA in February 2015. During April 2015, we announced that the FDA had accepted the OTIPRIO NDA for review. The FDA has designated a Prescription Drug User Fee Act, or PDUFA, target action date for the review of the OTIPRIO NDA of December 25, 2015. If approved within the standard review period, we anticipate a commercial launch for OTIPRIO in the United States in the first quarter of 2016. Results from OTIPRIO’s Phase 3 trials were the subject of oral presentations at the American Society of Pediatric Otolaryngology (ASPO) meeting in April 2015, at the International Society for Otitis Media (ISOM) symposium in June 2015 and at the American Academy of Otolaryngology – Head and Neck Surgery Foundation (AAO-HNSF) annual meeting in September 2015.

During March 2015, we announced that we enrolled the first patients in a Phase 2 clinical trial evaluating OTIPRIO for the treatment of pediatric patients with acute otitis media with tympanostomy tubes, or AOMT, and in May 2015, we announced the completion of enrollment in this trial. The initial results of this trial demonstrated the feasibility of OTIPRIO use in AOMT. In October 2015, we announced that we expect to initiate a second Phase 2 clinical trial evaluating OTIPRIO for the treatment of pediatric patients with AOMT in the first quarter of 2016. In July 2015, we announced enrollment of the first patients in a Phase 2 clinical trial evaluating the feasibility of OTIPRIO for the treatment of patients with acute otitis externa, also known as swimmer’s ear. In October 2015, we announced initiation of an open-label Phase 3b clinical trial for OTIPRIO in an expanded population of pediatric patients undergoing TTP surgery.

OTO-104

OTO-104 is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease and other inner ear conditions. In May 2015, we announced topline data from a Phase 2b trial evaluating OTO-104 in 154 patients with unilateral Ménière’s disease. The primary endpoint of the trial was reduction in vertigo frequency during Month 3 following treatment compared to a one month baseline period. In the topline analysis, OTO-104 demonstrated a 61% reduction from baseline in vertigo frequency in Month 3 vs. 43% for placebo with a p value of 0.067, which narrowly missed achieving statistical significance. In addition to Month 3, a similar positive trend was also observed during Month 2 following treatment. The trial achieved statistical significance (p < 0.05) for multiple prospectively defined secondary vertigo endpoints at multiple time points including the count of definitive vertigo days (DVD) based on a Poisson Regression analysis that achieved statistical significance in both Month 3 (p value = 0.030) and Month 2 (p value = 0.035). Based on these results and discussions with the FDA during an End-of-Phase 2 meeting that we announced in September 2015, we intend to initiate two parallel Phase 3 trials in Ménière’s disease using DVD during Month 3 as the primary endpoint. We expect a Phase 3 trial in the United States to begin by the end of 2015 and a Phase 3 trial in the EU to begin during the first quarter of 2016. Results of both Phase 3 trials are expected in the second half of 2017. Patients completing the Phase 3 trials will have the opportunity to enroll in an open label safety study and receive two quarterly doses of OTO-104.

During October 2014, we began enrollment in a multiple-dose safety study in Ménière’s patients in the United Kingdom. In April 2015, we announced that we achieved the target patient enrollment in this prospective, randomized, placebo-controlled study, designed to evaluate the safety of multiple doses of OTO-104, with a total of 128 enrolled patients across multiple trial sites in the United Kingdom. In the first part of the study, patients will be randomized to receive two doses of either placebo or 12 mg OTO-104 by intratympanic, or IT, injection given at quarterly intervals. Patients completing the double-blind portion of the study will receive two IT injections of OTO-104 at quarterly intervals. We intend to use data from this U.K. study together with results from the open label safety studies in the United States and EU and a small open label safety study to be initiated in Canada to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in patients with Ménière’s disease. We believe, based on discussions from an End-of-Phase 1 meeting with the FDA, that the FDA will require multiple-dose clinical safety data from 100 patients treated for one year and 300 patients treated for six months. The FDA has granted OTO-104 Fast Track designation, which is a process designed to facilitate the development and expedite the FDA’s review of drugs to treat serious conditions and fill unmet medical needs.

OTO-311

OTO-311 is a sustained-exposure formulation of the N-methyl-D-aspartate receptor antagonist gacyclidine in development for the treatment of tinnitus. In October 2015, we announced that the FDA had cleared the Investigational New Drug application (IND) for OTO-311 and that we expected to initiate a Phase 1 clinical safety trial before the end of 2015. This trial will be a single-center, dose escalating study in normal healthy volunteers. We expect this trial to be completed in the first half of 2016, with initiation of a Phase 2 trial in tinnitus patients to begin in the second half of 2016.

In November 2014, we announced the completion of an exclusive license agreement with Ipsen that enables us to use clinical and non-clinical gacyclidine data generated by Ipsen to support worldwide development and regulatory filings for OTO-311.

Sensorineural Hearing Loss Program

In October 2015, we announced that we had secured rights to multiple potential product candidates for a fourth program targeting sensorineural hearing loss. According to the National Institute on Deafness and Other Communication Disorders, there are 36 million adults in the U.S. who report hearing loss, which we believe represents the largest market opportunity in the otology field. We are evaluating several different approaches to treat this condition including repair of damaged ribbon synapses and regeneration of cochlear hair cells. Formulation and preclinical development is underway.

We have global commercialization rights to our product candidates. Our strategy is to advance our product candidates through regulatory approval and self-commercialize in the United States. In October 2014, we announced the appointment of Anthony Yost as our Chief Commercial Officer; in April 2015, we announced the appointment of Dean Hakanson, M.D. as our Chief Medical Officer; and in May 2015, we announced the appointment of Eric Loumeau as General Counsel and Chief Compliance Officer, all of whom are working to prepare for the commercialization of OTIPRIO, if approved. In addition, during April 2015 and September 2015, we announced the appointments of George Morrow and Theodore Schroeder, respectively, to our board of directors. Both Mr. Morrow and Mr. Schroeder have significant experience in pharmaceutical commercial operations. We plan to build a focused sales force targeting ENTs, who specialize in the treatment of patients affected by diseases and disorders of the ear. Outside the United States, we plan to evaluate whether to commercialize our products on our own or in collaboration with partners. We have a broad patent portfolio of approximately 75 issued patents and allowed patent applications and approximately 90 pending patent applications covering our product candidates and indications, as well as other potential applications of our technology in major markets around the world.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have not generated any revenue from product sales or otherwise. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $199.2 million.

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

We have never been profitable, and as of September 30, 2015, we had an accumulated deficit of $143.0 million. Our net losses were $16.0 million and $12.0 million for the three months ended September 30, 2015 and 2014, respectively, and $40.5 million and $33.1 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our net losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and commercialize our product candidates. In the near term, we anticipate that our expenses will increase substantially as we:

•	prepare for commercialization of OTIPRIO in the United States;

•	conduct clinical development in additional indications for OTIPRIO;

•	conduct our clinical development program for OTO-104;

•	initiate clinical development of OTO-311;

•	conduct preclinical development of our sensorineural hearing loss program;

•	contract to manufacture our product candidates;

•	evaluate opportunities for development of additional product candidates;

•	maintain and expand our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational, financial, sales and marketing and management personnel, to execute our business plan; and

•	operate as a public company.

We will need substantial additional funding to support our operating activities, especially as we approach the potential commercial launch of OTIPRIO in the United States and as we build our sales and marketing capabilities. We anticipate that our existing cash and cash equivalents and short-term investments will not be sufficient for us to commercialize OTIPRIO, register and commercialize OTO-104, and complete clinical development of OTO-311. Accordingly, we will continue to require substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively begin commercializing OTIPRIO. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments, together with expected future cash flows from sales of OTIPRIO, if approved, should be sufficient to fund our currently planned operations into 2018. In the event that we are unable to launch OTIPRIO in the first quarter of 2016 as planned, or do not generate sufficient sales of OTIPRIO, we may be required to raise additional debt or equity capital prior to 2018, which we may not be able to do on commercially reasonable terms, if at all.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include annual license maintenance payments until we commercialize the first product covered under the license agreement, development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO and $0.3 million has been paid for OTO-104 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue. We do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if OTIPRIO is approved for commercial sale in the United States, we may generate revenue from product sales. We do not expect to commercialize OTIPRIO before 2016, if ever.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed products and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Third-party development costs:
OTIPRIO	$1,707	$1,351	$5,111	$9,815
OTO-104	1,510	3,425	5,544	8,135
OTO-311	715	243	3,033	567

Total third-party development costs	3,932	5,019	13,688	18,517
Other unallocated internal research and development costs	5,657	2,342	11,797	6,099

Total research and development costs	$9,589	$7,361	$25,485	$24,616

We expect our research and development expenses to increase substantially for the foreseeable future as we pursue expanded indications for OTIPRIO and advance our other product candidates through their respective development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for any of our product candidates. The probability of success for each product candidate will be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. We are responsible for all of the research and development costs for our programs.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth the significant components of our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Research and development	$9,589	$7,361	$2,228
General and administrative	6,492	2,040	4,452
Change in fair value of convertible preferred stock warrant liability	—	2,632	(2,632)
Interest income	116	36	80

Research and development expenses. The increase of $2.2 million in research and development expenses was primarily due to a $2.2 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, an increase of $0.6 million in expenses for outside services, including consulting fees, a $0.5 million increase in preclinical development expenses for OTO-311, an increase of $0.4 million due to a non-cash license fee that was incurred during the three months ended September 30, 2015, and a $0.4 million increase in clinical trial-related expenses for our OTIPRIO product candidate. Phase 3 clinical trials for OTIPRIO were completed during the third quarter of 2014 and, during the three months ended September 30, 2015, OTIPRIO clinical trial-related expenses were primarily incurred for the Phase 2 studies for AOMT and acute otitis externa. These increases were partially offset by a decrease of $1.9 million in clinical trial-related expenses for our OTO-104 product candidate following the completion of enrollment in the Phase 2b study during December 2014.

General and administrative expenses. The increase of $4.5 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of a $2.6 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $1.9 million increase in expenses for outside services, including consulting costs, legal fees, accounting fees, corporate development and market research.

Change in fair value of convertible preferred stock warrant liability. In connection with the IPO, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of September 30, 2015 and September 30, 2014. The decrease of $2.6 million was due to the final revaluation of the warrant liability which was performed upon the closing of the IPO in August 2014, resulting in a $2.6 million increase in fair value of the convertible preferred stock warrant liability. The warrant liability was then reclassified to additional paid-in capital.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both three month periods ended September 30, 2015 and 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth the significant components of our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Research and development	$25,485	$24,616	$869
General and administrative	15,345	5,169	10,176
Change in fair value of convertible preferred stock warrant liability	—	3,300	(3,300)
Interest income	305	45	260

Research and development expenses. The increase of $0.9 million in research and development expenses was primarily due to a $4.5 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, a $2.5 million increase in preclinical development expenses for OTO-311, an increase of $0.8 million in expenses for outside services, including consulting fees, and an increase of $0.4 million due to a non-cash license fee that was incurred during the three months ended September 30, 2015. These increases were partially offset by a $4.7 million decrease in expenses for our OTIPRIO product candidate. Phase 3 clinical trials for OTIPRIO were completed during the third quarter of 2014 and, during the nine months ended September 30, 2015, OTIPRIO clinical trial-related expenses were primarily incurred for the less costly Phase 2 studies for AOMT and acute otitis externa. The decrease in OTIPRIO clinical trial-related expenses is net of an incremental $1.0 million development milestone which was met when we submitted the NDA for OTIPRIO to the FDA in February 2015, compared to no milestones met during the nine months ended September 30, 2014. In addition, there was a decrease of $2.6 million in clinical trial-related expenses for our OTO-104 product candidate following the completion of enrollment in the Phase 2b study during December 2014.

General and administrative expenses. The increase of $10.2 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of a $5.4 million increase in personnel costs, including stock-based compensation expense, due to additional headcount, and a $4.8 million increase in expenses for outside services, including consulting costs, legal fees, accounting fees, corporate development and market research.

Change in fair value of convertible preferred stock warrant liability. In connection with the IPO, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of September 30, 2015 and September 30, 2014. The decrease of $3.3 million was due to the final revaluation of the warrant liability which was performed upon the closing of the IPO in August 2014, resulting in a $2.6 million increase in fair value of the convertible preferred stock warrant liability, as well as $0.7 million of fair value increases that occurred during the six months ended June 30, 2014. Following the final revaluation, the warrant liability was reclassified to additional paid-in capital.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both the nine month periods ended September 30, 2015 and 2014.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2015, we had an accumulated deficit of $143.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $199.2 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(36,024)	$(27,021)
Investing activities	(7,946)	(327)
Financing activities	80,762	155,219
Net increase (decrease) in cash	36,792	127,871

Operating activities. For both periods presented, the primary use of cash was to fund increased levels of development activities for our product candidates, which activities and uses of cash we expect to continue for the foreseeable future. During the nine months ended September 30, 2015, we used cash in operating activities of $36.0 million, while our net loss was $40.5 million. The difference consisted of $6.0 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense, partially offset by the $1.5 million net change in our operating assets and liabilities.

During the nine months ended September 30, 2014, we used cash in operating activities of $27.0 million, while our net loss was $33.1 million. The difference consisted of the $1.7 million net change in our operating assets and liabilities and $4.4 million of net non-cash adjustments that were primarily comprised of the change in fair value of our convertible preferred stock warrant liability and stock-based compensation expense.

Investing activities. Net cash used in investing activities was $7.9 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, $27.3 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $0.9 million was used for capital expenditures, which were partially offset by $21.0 million provided by maturities of short-term investments. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily used for capital expenditures.

Financing activities. Net cash provided by financing activities was $80.8 million and $155.2 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.8 million for shares issued for stock option exercises and under our employee stock purchase plan.

During the nine months ended September 30, 2014, proceeds from our initial public offering were $104.7 million after deducting underwriting discounts, commissions and offering-related transaction costs paid (which excludes $0.6 million of offering-related transaction costs incurred but not yet paid as of September 30, 2014), net proceeds from the sale of our series D convertible preferred stock were $49.2 million, proceeds from the cash exercise of convertible preferred stock warrants were $1.2 million and proceeds from the exercise of stock options were $0.1 million.

Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In the future, if OTIPRIO is approved for commercial sale in the United States, we may generate revenue from product sales. We do not expect to commercialize OTIPRIO before 2016, if ever. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company and we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents and short-term investments, together with expected future cash flows from sales of OTIPRIO, if approved, should be sufficient to fund our currently planned operations into 2018. In the event that we are unable to launch OTIPRIO in the first quarter of 2016 as planned, or do not generate sufficient sales of OTIPRIO, we may be required to raise additional debt or equity capital prior to 2018, which we may not be able to do on commercially reasonable terms, if at all.

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

During the nine months ended September 30, 2015, there were no other material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $199.2 million which were comprised of cash in checking and savings accounts, money market funds and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized our product candidates or generated any revenue. We continue to incur significant research and development and other expenses related to our ongoing clinical trials and operations. We have recorded net losses of $16.0 million and $12.0 million for the three months ended September 30, 2015 and 2014, respectively, and $40.5 million and $33.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $143.0 million.

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

We will require substantial additional financing to commercialize OTIPRIO and to obtain regulatory approval for OTO-104, OTO-311 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of our product candidates, OTIPRIO, OTO-104 and OTO-311. In particular, obtaining regulatory approval for and commercializing OTIPRIO, and commencing and completing clinical trials for OTO-104 and OTO-311, will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $199.2 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the timing of regulatory approval for OTIPRIO;

•	the cost of commercialization activities if our products are approved for sale, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for OTO-104, OTO-311 or any future product candidates;

•	the cost of manufacturing our products;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any; and

•	any product liability or other lawsuits related to our products.

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

Risks Related to Our Product Candidates

We are substantially dependent on the regulatory and commercial success of our lead product candidate, OTIPRIO.

To date, we have invested substantial resources in the development of our lead product candidate, OTIPRIO. OTIPRIO is our only product that has completed Phase 3 clinical development.

Given the completion of our Phase 3 clinical trials for OTIPRIO, its future success is primarily subject to the risks associated with obtaining regulatory approval from the FDA and commercialization, including risks associated with:

•	the eligibility of OTIPRIO for the Section 505(b)(2) regulatory approval pathway which could potentially simplify the FDA approval process;

•	the FDA requiring additional studies or information to support our submission;

•	the successful and timely receipt of necessary marketing approval from the FDA to allow us to begin commercializing OTIPRIO in the United States;

•	the ability to manufacture commercial supplies of OTIPRIO;

•	our ability to build a sales organization to market OTIPRIO;

•	our success in educating physicians, patients and caregivers about the benefits, administration and use of OTIPRIO;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for middle ear effusion at the time of TTP surgery, particularly the off-label use of multi-dose, multi-day antibiotic ear drops;

•	the demand for the treatment of middle ear effusion in patients requiring TTP surgery;

•	the availability of coverage and adequate reimbursement for OTIPRIO;

•	our ability to enforce our intellectual property rights in and to OTIPRIO; and

•	a continued acceptable safety profile of OTIPRIO following approval.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully obtain regulatory approval of, commercialize or generate significant revenue from OTIPRIO. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

We are also dependent upon the clinical, regulatory and commercial success of OTO-104, our second product candidate.

In addition to OTIPRIO, we have also invested substantial resources in the development of our second product candidate, OTO-104. In May 2015, we announced topline data from a Phase 2b trial evaluating OTO-104 in patients with unilateral Ménière’s disease, which narrowly missed achieving statistical significance for the primary endpoint. We completed our End-of-Phase 2 meeting with the FDA and expect to initiate two parallel Phase 3 trials in Ménière’s disease, with the first trial expected to begin by the end of 2015 and the second trial expected to begin during the first quarter of 2016. We have completed enrollment in a multiple-dose safety study for OTO-104 in Ménière’s patients in the United Kingdom and plan to initiate one or more additional multiple-dose safety studies during 2015 and 2016 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in Ménière’s patients.

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

In addition to OTIPRIO and OTO-104, our long-term prospects depend in part upon advancing additional product candidates, such as OTO-311, into clinical development and through to regulatory approval and commercialization.

Although we are focused upon potential regulatory approval and commercialization of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTO-104, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have recently obtained FDA clearance to commence a Phase 1 clinical safety trial for OTO-311. Therefore, this program is currently most subject to the risks associated with clinical development, including the risks associated with:

•	generating sufficient data to support the continuation of clinical trials;

•	contracting with the necessary parties to conduct a clinical trial;

•	enrolling sufficient numbers of patients in clinical trials;

•	the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and

•	adverse events in the clinical trials.

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

OTO-104 was previously subject to Full Clinical Hold that was removed in July 2013 and then subject to Partial Clinical Hold that was removed in June 2014. The removal of Full Clinical Hold allowed us to initiate the current Phase 2b clinical trial. As a result of OTO-104 being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds in the future.

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

Even if OTIPRIO, OTO-104, OTO-311 or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

Even if we obtain FDA or other regulatory approvals, our products may not achieve market acceptance among physicians and patients, and may not be commercially successful. There are currently no FDA-approved drug treatments for the indications we are pursuing. Middle ear effusion in pediatric patients requiring TTP surgery, our proposed indication for our lead candidate OTIPRIO, is currently treated with the off-label use of antibiotic ear drops. Our proposed indication for OTO-104 is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery, or to elect to utilize OTO-104 for Ménière’s disease or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

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

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO and OTO-104. For example, one patient in our Phase 1b clinical trial of OTO-104 experienced a persistent injection site perforation of the tympanic membrane. If we are successful in commercializing our product candidates, the FDA and other foreign regulatory agency regulations will require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our product candidates, if approved, will face significant competition in the biopharmaceutical industry and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Auris Medical Holding AG, Autifony Therapeutics, Kyorin Pharmaceuticals, Merz Pharmaceuticals GmbH, Novartis AG, Otic Pharma Ltd. and Synphora AB, are conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus and Ménière’s disease. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product candidates.

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

We depend on the availability of key raw materials, including poloxamer for all of our product candidates, ciprofloxacin for OTIPRIO, dexamethasone for OTO-104, and gacyclidine for OTO-311, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercialization of OTIPRIO and the development of OTO-104, OTO-311 or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Our ability to market our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

We are currently developing OTIPRIO for the treatment of middle ear effusion in pediatric patients requiring TTP surgery, OTO-104 for the treatment of vertigo associated with Ménière’s disease and OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop, and if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals prevents us from promoting or commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for OTIPRIO for treatment of middle ear effusion in pediatric patients requiring TTP surgery, the first indication we are pursuing, we cannot promote the use of our product in a manner that is inconsistent with the approved label. However, physicians are able to, in their independent medical judgment, use OTIPRIO on their patients in an off-label manner, such as for the treatment of other otic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

As of September 30, 2015, we had 76 full-time employees, including 49 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. While we expect that OTIPRIO will initially be assigned a unique C-Code and eventually a unique J-Code and that OTO-104 will be assigned a unique J-Code by the U.S. Center for Medicaid and Medicare Services (“CMS”), there is no assurance that such codes will be issued by CMS. If a C-Code or J-Code is not issued, the cost of these drugs will be absorbed by healthcare providers. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO and OTO-104, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for any of our products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique C-Code or J-Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

On April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG, or Auris. In this request for an interference, known as a Suggestion of Interference, we asked the USPTO for a determination that our pending patent application has priority over the Auris pending patent application, and that the USPTO should grant the interfering claims to us, and not Auris. On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (the “PTAB”) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). In the Declaration of Interference (Interference No. 106,030), the PTAB designated us as the “Senior Party” and Auris as the “Junior Party.” The interference is ongoing. Under U.S. Patent law, the Junior Party has the burden of showing that they, and not the Senior Party, were the first inventors. If final resolution of the interference and related appeal, if any, are not in our favor, then the USPTO may deny our patent application and allow the Auris patent to remain issued. Although such Auris patent is not expected to be relevant to any of our product candidates, the interference may be time consuming and result in substantial costs to us and distraction to our management. In addition, Auris may file and prosecute patent applications for which we may need to consider similar or other actions.

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

In addition, a significant portion of our patent portfolio for our product candidates was co-developed and is co-owned with The Regents of the University of California, or UC, which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, patent prosecution and maintenance obligations, and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a significant portion of the patent portfolio for OTIPRIO, OTO-104 and OTO-311. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTO-104 and OTO-311 as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of OTIPRIO, OTO-104, OTO-311 or any future product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled preclinical studies and clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways, and insufficient or adverse results from preclinical studies can affect the ability to conduct clinical trials. For example, following completion of a Phase 1b clinical trial, the OTO-104 program was put on Full Clinical Hold due to adverse findings in a preclinical study evaluating the safety of repeated doses of OTO-104. OTO-104 was subsequently removed from Full Clinical Hold in July 2013, allowing for initiation of the current Phase 2b single-dose clinical trial, and placed on Partial Clinical Hold prohibiting the initiation of multiple-dose clinical trials in the United States pending the submission and review of additional preclinical data. We submitted additional preclinical data to the FDA and OTO-104 was removed from Partial Clinical Hold in June 2014. As a result of OTO-104 being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds in the future.

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

If OTIPRIO does not gain regulatory approval or OTO-104, OTO-311 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

If the FDA does not conclude that OTIPRIO satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of OTIPRIO under Section 505(b)(2) are not as we expect, the development and approval of OTIPRIO will likely take significantly longer, cost significantly more and entail significantly greater complexity and risks than anticipated, and in any case may not be successful.

We are seeking FDA approval through the Section 505(b)(2) regulatory pathway for OTIPRIO. Section 505(b)(2) of the FFDCA permits the submission of an NDA where some or all of the data required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Our ability to rely on certain of the FDA’s findings of safety and effectiveness in approval of another NDA or on studies published in the scientific literature will depend on our ability to demonstrate the relevance to OTIPRIO. We may be required to conduct additional studies or provide additional information to fully demonstrate the safety and effectiveness of our modifications to the approved product.

By pursuing the Section 505(b)(2) regulatory pathway for OTIPRIO, our reliance on the prior FDA findings of safety and effectiveness of the reference product may require any approved labeling for OTIPRIO to include certain information that is included in the labeling of the reference product.

If the FDA disagrees with our position that reliance on data for the reference product is appropriate, or if the data required for approval of our Section 505(b)(2) NDA are different than anticipated, we may need to conduct additional development activities, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for OTIPRIO would likely substantially increase. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than OTIPRIO, which could materially adversely impact our competitive position and prospects.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. On March 18, 2015, we filed a registration statement on Form S-8 registering 1,058,663 additional shares of common stock under our 2014 Plan and 317,599 additional shares of common stock under our ESPP. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of September 30, 2015, options to purchase 1,203,678 shares of our common stock were exercisable.

Certain holders of approximately 7,136,039 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2015, our shelf registration statement on Form S-3 (File No. 333-206752) was declared effective by the Securities and Exchange Commission, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Concentration of ownership of our common stock among our existing principal stockholders may effectively limit the voting power of other stockholders.

As of September 30, 2015, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 59.7 % of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

OTONOMY, INC.

Date: November 10, 2015	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 10, 2015	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.