Form 10-K
period 2015-12-31
Otonomy, Inc.
filed 2016-03-07
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $324.0 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2015 of $22.99 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 29, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,083,604.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2015.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding our clinical development of OTIPRIO, including but not limited to our plans to meet with the FDA to discuss the requirements for a registration program in acute otitis externa;

•	our expectations regarding our clinical development of OTO-104, including but not limited to our plans to initiate a second Phase 3 clinical trial in Ménière’s disease in the European Union which is expected to begin during the first quarter of 2016, that results of both the U.S. and EU Phase 3 clinical trials are expected in the second half of 2017, and, if successful, our plans to submit a New Drug Application (NDA) to the FDA in the first half of 2018;

•	our expectations that patients completing the Phase 3 clinical trials in Ménière’s disease will enroll in an open-label clinical safety trial and receive two quarterly doses of OTO-104;

•	our expectations regarding the clinical development of OTO-311, including but not limited to our expectation that the Phase 1 clinical safety trial will be completed in the first half of 2016, and our plans to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2016;

•	our expectations regarding our future development of our product candidates for additional indications;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the future development of other product candidates;

•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in the United States in patients with Ménière’s disease and our plan to initiate one or more additional multiple-dose safety studies during 2016 to satisfy such requirements;

•	the potential for commercialization of our product candidates, if approved;

•	our expectations and statements regarding the pricing, market size, opportunity and growth potential for OTIPRIO and OTO-104 and OTO-311, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTO-104 and OTO-311, if approved, by ear, nose and throat physicians (ENTs);

•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTO-104 and OTO-311, if approved, or any other approved product candidates;

•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;

•	our plans and ability to effectively manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, products and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the expansion of our facilities; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

PART I

Item 1. BUSINESS

Overview

Otonomy is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO™ (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery and is available for commercial purchase as of March 1, 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tube (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. A Phase 3 trial in Ménière’s disease patients has been initiated in the United States with a second trial expected to be initiated in the European Union (EU) during the first quarter of 2016. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

The following graphic summarizes the status of our product and product candidate pipeline:

OTIPRIO (ciprofloxacin otic suspension)

OTIPRIO, a single-dose, physician-administered antibacterial, was approved by the U.S. Food and Drug Administration (FDA) in December 2015 and is the only product approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In two Phase 3 trials with a combined total of 532 pediatric patients, a single intraoperative administration of OTIPRIO demonstrated a statistically significant reduction in the cumulative proportion of study treatment failures compared to tubes alone (p-value <0.001). OTIPRIO is available for commercial purchase as of March 1, 2016.

According to the American Academy of Otolaryngology—Head and Neck Surgery Foundation, TTP surgery is the most common ambulatory surgery performed on children. Overall, there are approximately one million TTP procedures performed each year in the United States, of which 85% are in pediatric patients who typically have middle ear effusion and receive tubes in both ears (bilateral). The tubes are placed for the treatment of persistent or recurrent otitis media (infection and/or inflammation of the middle ear). Placement of the tube helps to ventilate the middle ear and enables the administration of topical antibiotics to treat the infection.

We are commercializing OTIPRIO using an internal sales force targeting the approximately 2,000 physicians and 800 facilities that we estimate account for nearly 70% of TTP surgeries in the United States. We have completed the hiring and training of 40 sales representatives who are experienced in healthcare product sales including hospital-based products to cover these target accounts. We have also hired a team of field-based medical science liaisons (MSLs) and expect that they will play an important role in providing medical information about OTIPRIO to clinicians and other health care professionals. As of March 1, 2016, we have shipped OTIPRIO product supply to our network of specialty distributors who will fill orders received from hospital and ambulatory surgery center customers.

We are also evaluating OTIPRIO for potential label expansion in acute otitis externa and AOMT. We have completed a Phase 2 clinical trial in 75 patients with acute otitis externa that demonstrated technical feasibility of administration and a clinical cure rate of greater than 80% for patients treated with a 0.2 mL dose. We intend to meet with the FDA to discuss the requirements for registration of OTIPRIO in this indication and then initiate the required clinical program in the first half of 2016. We have also completed a Phase 2 clinical trial in 39 pediatric patients with AOMT and initiated a second Phase 2 clinical trial in March 2016 in this patient population to identify the preferred dose for further development.

We have global commercialization rights to OTIPRIO with patent protection in the United States until 2035. We are evaluating whether to develop and, if approved, commercialize OTIPRIO outside the United States on our own or in collaboration with partners.

OTO-104: Sustained-Exposure Steroid for Inner Ear Disorders

OTO-104 is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease and other inner ear conditions. Ménière’s disease is a chronic condition characterized by acute vertigo attacks, tinnitus, fluctuating hearing loss and a feeling of aural fullness. The underlying cause of Ménière’s disease is not well understood and there is no known cure. There are more than 600,000 patients diagnosed with Ménière’s disease in the United States and there are currently no FDA-approved drug treatments. Typical first line treatment in the United States is observance of a low-salt diet and off-label use of diuretics. Oral and intratympanic (IT) steroids are used in a subset of Ménière’s patients who have persistent or severe symptoms. Patients who are unresponsive to steroid treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss.

In May 2015, we announced results from a Phase 2b clinical trial evaluating OTO-104 in 154 patients with unilateral Ménière’s disease. The primary endpoint of the clinical trial was reduction in vertigo frequency during Month 3 following treatment compared to a one month baseline period. In the topline analysis, OTO-104 demonstrated a 61% reduction from baseline in vertigo frequency in Month 3 vs. 43% for placebo with a p value of 0.067, which narrowly missed achieving statistical significance. The clinical trial achieved statistical significance (p < 0.05) for multiple prospectively defined secondary vertigo endpoints at multiple time points including the count of Definitive Vertigo Days (DVD) that achieved statistical significance in both Month 3 (p = 0.030) and Month 2 (p = 0.035). Based on these results and discussions with the FDA during an End-of-Phase 2 meeting, we intend to conduct two parallel Phase 3 clinical trials in Ménière’s disease using DVD during Month 3 as the primary endpoint. The first Phase 3 clinical trial has been initiated in the United States and a second clinical trial is expected to be initiated in the EU during the first quarter of 2016. Results of both Phase 3 clinical trials are expected in the second half of 2017. Patients completing the Phase 3 clinical trials will also have the opportunity to enroll in an open-label clinical safety trial and receive two quarterly doses of OTO-104. If successful, we expect to submit a New Drug Application (NDA) for OTO-104 to the FDA in the first half of 2018. OTO-104 for Ménière’s disease has been granted Fast Track designation by the FDA.

In April 2015, we announced the completion of enrollment in a multiple-dose clinical safety trial of OTO-104 in patients with Ménière’s disease in the United Kingdom (UK). This clinical trial is designed to evaluate the safety of quarterly dosing of OTO-104. The clinical trial enrolled a total of 128 Ménière’s patients across multiple trial sites in the UK. We plan to initiate a small open-label clinical safety trial of OTO-104 in Canada to supplement the number of patients treated for one year in the multiple-dose UK clinical safety trial.

We plan to assess and prioritize additional opportunities for OTO-104 including other balance disorders, acute onset sensorineural hearing loss and tinnitus. In January 2016, we announced the publication of a preclinical study supporting the evaluation of OTO-104 as an otoprotectant for cancer patients undergoing chemotherapy with platinum-based agents. We have completed a pre-IND review by the FDA and expect to initiate a Phase 2 trial in pediatric patients receiving cisplatin treatment in the second half of 2016.

OTO-311: Sustained-Exposure Treatment for Tinnitus

OTO-311 is a sustained-exposure formulation of the NMDA receptor antagonist gacyclidine in development for the treatment of tinnitus. Tinnitus is often described as a ringing in the ear but can also sound like roaring, clicking, hissing or buzzing. People with severe tinnitus may have trouble hearing, working and sleeping. At this time, there is no cure for tinnitus and there are no FDA-approved drugs for the treatment of this debilitating condition.

Historic and emerging clinical data provide support for the use of NMDA receptor antagonists, including gacyclidine, for the treatment of tinnitus. Mechanistically, agents from this therapeutic class may act to reduce dysfunctional activity resulting from injury to the hearing organ, or cochlea, and be perceived by the patient as tinnitus. For example, Phase 2 clinical trials with several agents have demonstrated reductions in the severity of tinnitus and improvement in the functional status of treated patients. We expect that the results of these and additional ongoing clinical trials will be instructive in the design and implementation of our clinical development program.

The goal of our OTO-311 program is to develop a sustained-exposure formulation of gacyclidine that will provide a full course of treatment from a single IT injection. In November 2015, we initiated a Phase 1 dose escalation clinical safety trial in normal healthy volunteers. OTO-311 will be given as a single unilateral IT injection and subjects will be observed for four weeks following dosing. We expect this clinical trial to be completed in the first half of 2016, with a Phase 2 clinical trial in tinnitus patients expected to begin in the second half of 2016.

Program 4: Treatment for Sensorineural Hearing Loss

We have acquired the rights to multiple product candidates for our fourth development program, which will target age-related hearing loss, also known as presbycusis. According to the National Institute on Deafness and Other Communication Disorders, there are 36 million adults in the United States who report hearing loss, which we believe represents the largest market opportunity in the otology field. We are evaluating several different approaches to treat this condition, including repair of damaged ribbon synapses and regeneration of cochlear hair cells. Formulation and preclinical development is underway.

Our Proprietary Otic Drug Delivery Technology

To overcome many of the limitations of delivering drugs to the ear, we have developed a proprietary technology that is designed to deliver drug that is retained in the ear for an extended period of time following a single local administration, which we refer to as “sustained-exposure.” Our technology utilizes a thermosensitive polymer vehicle, which transitions from a liquid to a gel at body temperature. The polymer vehicle is combined with drug microparticles to create a suspension that is retained in the ear for an extended period of time. This prolonged residence time provides high and sustained drug exposure.

Potential benefits for our product and product candidates include:

•	Single local administration.

•	High drug levels in the target location and minimal systemic exposure.

•	Eliminates the need for the patient to remain in a prone position for an extended period of time.

•	Simple, office-based administration by an ear, nose and throat physician (ENT).

•	Avoids patient compliance concerns.

We have a broad patent portfolio of approximately 75 issued patents and allowed patent applications and at least 100 pending patent applications covering our product, product candidates and indications as well as other potential applications of our technology in major markets around the world.

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

OTIPRIO

Antibiotic ear drops are currently the primary treatment option for use during TTP surgery. The leading branded antibiotic ear drop is CIPRODEX Otic from Alcon, a division of the Novartis Group. However, no antibiotic ear drop has been approved by the FDA for this use and the effectiveness of this current treatment option relies on patient compliance for the full course of the multi-dose, multi-day regimen. The key competitive factors affecting the success of OTIPRIO are likely to be its efficacy, safety, tolerability, dosing regimen, route of administration, convenience and price, and the availability of coverage and adequate reimbursement from government and other third-party payors. We are also aware that Alcon received FDA approval for a new antibiotic ear drop for use in treating acute otitis externa and may evaluate this product for various other otic indications, and that Otic Pharma Ltd. has a foam-based formulation of ciprofloxacin that is in clinical development for otic indications potentially including use during TTP surgery.

OTO-104

There are no drugs currently approved by the FDA for the treatment of Ménière’s disease. Current treatments commonly used for Ménière’s disease include observance of a low-salt diet and off-label use of diuretics, oral steroids, and repeat IT injections of steroid solution. Patients who are unresponsive to treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss. We are aware that Synphora AB is conducting a Phase 2/3 clinical trial with a formulation of latanoprost administered via single or repeat IT injections, Sound Pharmaceuticals has initiated a Phase 1b clinical trial with SP-1005 which is an oral formulation of ebselen, and Auris Medical Holding AG has indicated it intends to evaluate AM-111 in an open-label study of Ménière’s patients.

OTO-311

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies developing potential pharmaceutical treatments for tinnitus, including Auris Medical Holding AG, which is conducting Phase 3 clinical trials evaluating repeat IT injections of AM-101 in patients with acute and post-acute inner ear tinnitus, Autifony Therapeutics, which terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH, which has suspended development of oral neramexane for chronic tinnitus while its partner in Japan, Kyorin Pharmaceuticals Co., continues with a Phase 2 clinical trial for tinnitus, and Novartis AG, which has completed a Phase 2 clinical trial for chronic tinnitus.

Sales and Marketing

We are commercializing OTIPRIO and plan to commercialize OTO-104, OTO-311 and any other approved products in the United States with our own focused, specialized sales force. For the launch of OTIPRIO, we have hired 40 experienced sales representatives to cover our initial target audience comprising approximately 2,000 physicians and 800 facilities that we estimate account for nearly 70% of TTP surgeries in the United States. We have also hired a team of field-based medical science liaisons (MSLs) and expect that they will play an important role in providing medical information about OTIPRIO to clinicians and other health care professionals.

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

OTIPRIO

We expect OTIPRIO to be reimbursed as a physician-administered drug in the United States. We have set the Wholesale Acquisition Cost for OTIPRIO at $283.20 per vial which is sufficient for treating both ears of a single patient. This pricing represents a premium to CIPRODEX Otic, the leading branded ear drop product, which has a current reported Wholesale Acquisition Cost of approximately $176 per unit which is sufficient for a full course of treatment. In order for physicians to use OTIPRIO, we will need to have the product available in hospital outpatient facilities and ambulatory surgery centers (ASCs) where the majority of pediatric TTP procedures are performed.

The stocking of OTIPRIO in hospital outpatient facilities and ASCs will most likely require approval from hospital pharmacy and therapeutic committees and ASC administrators, respectively. The review by hospital pharmacy and therapeutic committees typically considers the product profile, clinical safety and efficacy results, current treatments used for the indication, level of interest/advocacy by the physician user base, and impact on facility economics. This process can require up to a year to complete and approval is uncertain. The time and requirements for approval by ASC administrators will likely vary by center and depend on a number of factors including level of interest / advocacy by the physician user base and impact to the facility economics.

As an FDA-approved, physician-administered medication, we have applied to the Centers for Medicare and Medicaid Services (CMS) for a unique C-Code and J-Code for OTIPRIO. If granted, the C-Code could provide for pass-through payment of OTIPRIO when used in the outpatient hospital and ASC setting for a transitional period of two to three years. The J-Code, if granted, could provide for reimbursement of OTIPRIO when used in the physician office setting. If a C-Code and/or J-Code is granted by CMS and accepted by payors then OTIPRIO would be reimbursed based on the product’s average selling price for use in the relevant setting. The OTIPRIO commercial launch plan includes a comprehensive set of programs to support the value proposition of OTIPRIO with facility administrators and payors.

OTO-104 and OTO-311

If approved by the FDA, we intend to apply to CMS for unique J-Codes for both OTO-104 and OTO-311 to support reimbursement in the physician office setting. If a J-Code is granted and accepted by payors then each product is expected to be reimbursed according to its average selling price and in addition to the fee the physician receives for performing the IT injection procedure itself. We currently project that the average selling price for both OTO-104 and OTO-311 will be in excess of $1,000 per treatment.

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

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and our contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program. To date, our third-party manufacturers have met our manufacturing requirements for clinical trials and our third-party manufacturer for OTIPRIO has successfully passed a pre-approval inspection conducted by the FDA. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated commercial demands. We believe that there are alternate sources of raw material supply and finished goods manufacturing that can satisfy our requirements, although we cannot be certain that transitioning to such vendors, if necessary, would not result in significant delay or material additional costs.

Poloxamer 407

The basis for the formulation of our current product candidates is P407, a thermosensitive polymer. We currently purchase P407 from a single supplier on a purchase-order basis under a supply agreement. Although P407 is available from other sources, changing suppliers could disrupt our supply chain. We believe that we can effectively manage the risk of supply chain disruption by purchasing and storing quantities of P407 sufficient for our clinical and commercial requirements.

OTIPRIO

OTIPRIO is a suspension containing the antibiotic ciprofloxacin and P407. The raw materials needed for the manufacture of OTIPRIO are commercially available from multiple sources. We have qualified two sources of ciprofloxacin and have a supply agreement in place with one of the vendors. We currently use a single third-party contract manufacturer, Siegfried Irvine, located in Irvine, California, to produce OTIPRIO, and we believe this manufacturer can satisfy our commercial requirements as specified under a commercial supply agreement executed with this manufacturer.

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

OTO-311

OTO-311 is a suspension containing gacyclidine and P407. We currently purchase gacyclidine from a single supplier on a purchase-order basis and we do not have a long-term supply agreement. We currently use one third-party contract manufacturer to produce OTO-311 that we believe can satisfy our clinical requirements.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product, product candidates, novel discoveries, product development technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing OTIPRIO or our product candidates. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, patent applications are sometimes rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our patent estate includes patents and applications with claims directed to OTIPRIO, and our OTO-104 and OTO-311 product candidates. Our patent estate also provides patents and applications with claims directed to a broad range of other active agents as potential future product candidates that are delivered through our proprietary technology. Our patent estate, on a worldwide basis, includes approximately 75 issued patents and allowed patent applications, and at least 100 pending patent applications with claims relating to our OTIPRIO, OTO-104, OTO-311, future product candidates, manufacturing processes and alternative otic delivery technologies.

For OTIPRIO, we co-own a patent family with The Regents of the University of California (UC) that is directed to the composition and therapeutic use of OTIPRIO. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes three issued U.S. patents and four pending U.S. applications. The latest expiry date of the U.S. patents, without extensions, is April 2030, and the three issued U.S. patents have been Orange Book (OB) listed. Any future U.S. patents issuing from the related applications and directed to OTIPRIO are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, Israel, Japan, Korea, Mexico, Philippines, Russia, South Africa and Taiwan; and pending applications in Argentina, Brazil, China, Europe, India, Jordan, Pakistan, Singapore, Thailand, Uruguay and Venezuela. Divisional patent applications have been filed in select countries of this family. In addition, we solely own a patent family directed to certain therapeutic uses of OTIPRIO. Furthermore, we solely own a patent family directed to OTIPRIO and its manufacturing methods, which includes an issued U.S. patent that has been OB listed and extends patent protection of OTIPRIO to July 2035. Finally, we have filed a solely owned U.S. provisional application directed to the packaged OTIPRIO product.

For OTO-104, we co-own a patent family with UC directed to the composition and therapeutic use of OTO-104. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes five issued U.S. patents and two pending U.S. applications. The expiry dates of the U.S. patents, without extensions, range from May 2029 to September 2029, and these patents and any future U.S. patent issuing from the related applications are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, China, Hong Kong, Israel, Japan, Korea, Mexico, Peru, Philippines, Russia, Singapore, South Africa, Taiwan and UK; and pending applications in Argentina, Brazil, Chile, Europe, India, Indonesia, Jordan, Malaysia, Pakistan, Thailand, Uruguay, Venezuela and Vietnam. Divisional patent applications have been filed in select countries for this family. In addition, we solely own a patent family directed to additional therapeutic uses of OTO-104. Finally, we solely own an issued U.S. patent directed to manufacturing methods of OTO-104. The expiry date of this U.S. patent, without extensions, is April 2030.

For OTO-311, we co-own two patent families with UC directed to the composition and therapeutic use of OTO-311. Through an exclusive license agreement, we have acquired UC’s rights in both patent families. These families include two issued U.S. patents and two pending U.S. applications. The expiry date of the U.S. patent, without extensions, is April 2031, and this patent and any future U.S. patent issuing from this application are expected to be OB listable. These families also include issued patents or allowed applications in Australia, Canada, Chile, China, Korea, Mexico, Russia, South Africa, Taiwan and UK; and pending applications in Argentina, Brazil, Europe, India, Israel, Japan, Jordan, Pakistan, Thailand, Uruguay and Venezuela. Divisional patent applications have been filed in select countries for those families. In addition, we have licensed from Durect a patent family directed to the therapeutic use of OTO-311. This family includes one issued U.S. patent and one issued Japanese patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

For Program 4, we have acquired rights in a patent family that are directed to certain product candidates. We have also filed two U.S. provisional applications, which we co-own, that are directed to certain product candidates.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (USPTO) delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. In addition to the patents and allowed applications described in the preceding paragraphs, our pending patent applications related to our product candidates, if issued, are expected to expire on dates ranging from 2029 to 2032. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

In addition to patents, we have filed for trademark registration at the USPTO for “OTIPRIO”. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). In this request for an interference, known as a Suggestion of Interference, we asked the USPTO for a determination that our pending patent application has priority over the Auris pending patent application, and that the USPTO should grant the interfering claims to us, and not Auris. On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). In the Declaration of Interference (Interference No. 106,030), the PTAB designated us as the “Senior Party” and Auris as the “Junior Party.” The interference is ongoing. Under U.S. Patent law, the Junior Party has the burden of showing that they, and not the Senior Party, were the first inventors. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

License and Other Agreements

The Regents of the University of California

In November 2008, we entered into an exclusive license agreement with UC that was subsequently amended in January 2010, June 2010, and November 2012. Under the license agreement, UC granted us an exclusive license under UC’s rights to patents and applications that are co-developed and co-owned with us (see above regarding our patent estate) for the treatment of human otic diseases. As such, we have acquired the entire commercial rights in those patents and applications that cover OTIPRIO and our current and future product candidates. Under the agreement, UC reserved the right to use the patents and applications for its and other nonprofit institutions’ research and educational purposes.

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

Our financial obligations under the license agreement include annual license maintenance payments until we commercialize the first product covered under the license agreement, development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been incurred for OTO-104, and $0.1 million has been incurred for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

Unless earlier terminated, the agreement will continue in effect until expiration of the longest lived patent licensed to us thereunder. UC may terminate the license agreement for our uncured breach, or if a claim challenging the validity of the licensed patents is filed by or on behalf of us. We have the right to terminate this agreement for any reason at any time upon prior notice to UC. The termination of our license agreement with UC may affect a portion of our patent portfolio for OTIPRIO, OTO-104, and OTO-311. For more information, please see “Risk Factors—Risks Related to our Intellectual Property.”

DURECT Corporation

In April 2013, we entered into an exclusive license agreement with Durect as a part of an asset transfer agreement between us and IncuMed LLC, an affiliate of the NeuroSystec Corporation. Under this license agreement, Durect granted us an exclusive (even as to Durect), worldwide, royalty-bearing license under Durect’s rights to certain patents and applications that cover our OTO-311 product candidate, as well as certain related know-how. Included within the rights licensed from Durect is a sublicense from the Institut National de la Sante et de la Recherche Medicale (INSERM) with respect to INSERM’s ownership interest in certain patents and patent applications owned jointly by INSERM and Durect.

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

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current good laboratory practice (cGLP) regulations;

•	submission to the FDA of an IND which must become effective before clinical trials may begin;

•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled clinical trials in accordance with current good clinical practices (cGCP) to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to patients under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research patients provide their informed consent (assent, if applicable) in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on their ClinicalTrials.gov website.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The

FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of the FDA’s filing of a standard non-priority NDA to review and act on the submission.

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

The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drug and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states.

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the Federal Food, Drug, and Cosmetic Act (FFDCA) can delay the submission or the approval of certain applications for competing products. The FFDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (ANDA) or a Section 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or Section 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FFDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA or Section 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or Section 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act (ACA) contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees and taxes for certain branded prescription drugs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization;

•	the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologicals and medical supplies to annually report to the Centers for Medicare & Medicaid Services (CMS) an agency within the U.S. Department of Health and Human Services (HHS) information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws, such as state anti-kickback and false claims laws, that may apply to our business operations, including our sales or marketing arrangements, and claims involving healthcare items or services reimbursed by governmental third-party payors, and in some instances, also such claims reimbursed by non-governmental third-party payors, including private insurers.

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

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Research and Development

We recognized $38.8 million, $31.8 million and $16.3 million in research and development expenses in the years ended December 31, 2015, 2014 and 2013, respectively. The significant majority of these research and development expenses have related to our development of OTIPRIO and OTO-104.

Geographic Information

During 2015, 2014 and 2013, substantially all of our long-lived assets were located within the United States.

Employees

As of December 31, 2015, we had 85 full-time employees, including 50 employees engaged in research and development and 21 employees engaged in commercialization. In addition, we had 40 sales representatives start employment during the first quarter of 2016. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information and Website

We were incorporated in Delaware on May 6, 2008. Our principal executive offices are located at 6275 Nancy Ridge Drive, Suite 100, San Diego, CA 92121. Our telephone number is (858) 242-5200. Our website address is http://www.otonomy.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (Exchange Act) are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Otonomy, the Otonomy logo and other trademarks or service marks of Otonomy are the property of Otonomy. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and recently launched a single product, but have not yet generated any revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch our OTIPRIO product in the U.S. market, and other general and administrative expenses. We have recorded net losses of $61.7 million, $42.9 million and $19.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $164.1 million.

We have not yet generated product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and, although we have recently launched OTIPRIO, we may never generate revenue that is significant or large enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to commercialize OTIPRIO obtain regulatory approval for OTO-104, OTO-311 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTO-104 and OTO-311. In particular, commercializing OTIPRIO, and commencing and completing clinical trials for OTO-104 and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2015, we had cash, cash equivalents and short-term investments of $184.8 million and in our January 2016 follow-on offering we raised an additional $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for OTO-104, OTO-311 or any future product candidates;

•	the cost of manufacturing our products;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any; and

•	any product liability or other lawsuits related to our products.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our establishment of sales and marketing, manufacturing or distribution capabilities or other activities that may be necessary to commercialize our product or product candidates, preclinical studies, clinical trials or other development activities.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business.

Risks Related to Our Product and Product Candidates

We are substantially dependent on the commercial success of OTIPRIO.

To date, we have invested substantial resources in the development of OTIPRIO, which is our only product that has obtained regulatory approval from the FDA.

The future success of OTIPRIO is primarily subject to the risks associated with manufacturing and commercialization, including risks associated with:

•	the ability to manufacture sufficient commercial supplies of OTIPRIO in compliance with current Good Manufacturing Practices;

•	the ability of our sales organization to sell OTIPRIO;

•	our success in educating physicians, patients and caregivers about the benefits, administration and use of OTIPRIO;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for middle ear effusion at the time of TTP surgery, particularly the off-label use of multi-dose, multi-day antibiotic ear drops;

•	the demand for the treatment of middle ear effusion in patients requiring TTP surgery which is subject to seasonality, with higher volume in September through May;

•	the availability of coverage and adequate reimbursement for OTIPRIO;

•	our ability to obtain a J-Code and C-Code for OTIPRIO and the willingness of third-party payors to reimburse OTIPRIO based on the J-Code or C-Code;

•	the successful completion of clinical trials, regulatory approval, and commercialization of OTIPRIO for one or more label expansion indications;

•	our ability to enforce our intellectual property rights in and to OTIPRIO; and

•	a continued acceptable safety profile of OTIPRIO.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully manufacture, commercialize, or generate significant revenue from OTIPRIO, or obtain regulatory approval in label expansion indications for OTIPRIO. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

We are also dependent upon the clinical, regulatory and commercial success of OTO-104.

In addition to OTIPRIO, we have also invested substantial resources in the development of OTO-104. In May 2015, we announced results from a Phase 2b clinical trial evaluating OTO-104 in patients with unilateral Ménière’s disease. We completed our End-of-Phase 2 meeting with the FDA and expect to conduct two parallel Phase 3 clinical trials in Ménière’s disease. We initiated the first Phase 3 clinical trial in the United States in the fourth quarter of 2015, and we expect to initiate a second clinical trial in the EU during the first quarter of 2016. We have completed enrollment in a multiple-dose clinical safety trial for OTO-104 in Ménière’s patients in the UK and plan to initiate one or more additional multiple-dose safety studies during 2016 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in Ménière’s patients.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•	the successful implementation, enrollment and completion of two parallel Phase 3 clinical trials that demonstrate the safety and efficacy of OTO-104;

•	the use and adequacy of patient reported outcomes in our Phase 3 clinical trials;

•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTO-104 in these clinical trials;

•	the successful implementation, enrollment and completion of one or more additional open-label safety studies and the ongoing multiple-dose clinical safety trial in the UK; and

•	the ability to submit an NDA for regulatory approval to the FDA without the need for any additional clinical trials.

If we are able to successfully complete the necessary clinical trials for OTO-104, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

•	the successful completion of all non-clinical studies required to support regulatory approval by the FDA;

•	the timing of review, as the FDA’s grant of Fast Track designation for OTO-104 does not guarantee priority review;

•	the FDA’s acceptance of our NDA submission for OTO-104;

•	the successful and timely receipt of necessary marketing approval from the FDA to allow us to begin commercializing OTO-104 in the United States;

•	the ability to manufacture commercial supplies of OTO-104 in compliance with current Good Manufacturing Practices;

•	the ability of our future sales organization to sell OTO-104;

•	our success in educating physicians and patients about the benefits, administration and use of OTO-104;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for Ménière’s disease;

•	patient demand for the treatment of Ménière’s disease;

•	the availability of coverage and adequate reimbursement for OTO-104;

•	our ability to enforce our intellectual property rights in and to OTO-104; and

•	a continued acceptable safety profile of OTO-104 following approval.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to advance OTO-104 further through final clinical development, or obtain regulatory approval of, manufacture, commercialize or generate significant revenue from OTO-104. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

In addition to OTIPRIO and OTO-104, our long-term prospects depend in part upon advancing additional product candidates, such as OTO-311, through clinical development to regulatory approval and commercialization.

Although we are focused upon commercialization of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTO-104, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have initiated a Phase 1 clinical safety trial for OTO-311, and we have acquired the rights to multiple product candidates for our fourth development program, which will target age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with preclinical and clinical development, including the risks associated with:

•	generating sufficient data to support the initiation or continuation of clinical trials;

•	obtaining regulatory approval to commence clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	enrolling sufficient numbers of subjects or patients in clinical trials;

•	the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and

•	adverse events in the clinical trials.

Even if we successfully advance OTO-311 through clinical development, or advance product candidates from our fourth development program or any other future product candidate into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-311, any product candidate from our fourth development program or any other future product candidate.

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTO-104, OTO-311, or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. There are currently no FDA-approved drug treatments for the indications we are pursuing. Treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, our approved indication for OTIPRIO, is currently addressed with the off-label use of antibiotic ear drops. Our proposed indication for OTO-104 is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery, or to elect to utilize OTO-104 for Ménière’s disease or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

•	the cost, safety and effectiveness of our products as compared to other products or treatments;

•	physician willingness to adopt a new treatment in lieu of other products or treatments;

•	the extent to which physicians recommend our products to their patients;

•	patient or caregiver sentiment about the benefits and risks of our products;

•	proper training and administration of our products by physicians and medical staff, such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the procedural risks of IT injection, including persistent injection site perforation of the tympanic membrane, which has occurred in our OTO-104 Phase 1b and Phase 2b clinical trials;

•	overcoming any biases physicians or patients may have in favor of other products or treatments;

•	patient preference for non-injectable treatments;

•	patient or caregiver satisfaction with the results and administration of our product and overall treatment experience, including relative convenience and ease of administration;

•	the effectiveness of our sales and marketing efforts;

•	demand for the treatment of the relevant diseases or disorders;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	the prevalence and severity of any adverse events;

•	the revenue and profitability that our products will offer a physician as compared to other products or treatments;

•	the availability of coverage and adequate reimbursement by third-party payors and government authorities; and

•	general patient or caregiver confidence, which may be impacted by economic and political conditions.

If OTIPRIO or our product candidates, if approved for use, fail to achieve the broad degree of market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected. In addition, even if any of our products gain acceptance, the markets for treatment of patients with our target indications may not be as significant as we estimate.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

We have in the past experienced delays in our ongoing clinical trials and we may in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a clinical trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites;

•	obtain and maintain institutional review board (IRB), approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a clinical trial;

•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol and comply with Good Clinical Practices or continue to participate in a clinical trial;

•	address any patient safety concerns that arise during the course of a clinical trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or

•	have sufficient capital to fund a clinical trial.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such clinical trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

OTO-104 was previously subject to Full Clinical Hold that was removed in July 2013 and then subject to Partial Clinical Hold that was removed in June 2014. The removal of Full Clinical Hold allowed us to initiate the Phase 2b clinical trial. As a result of OTO-104 being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.

If we experience delays in the initiation or completion of any clinical trial of our product candidates for any reason, or if any clinical trial is terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may be unable to obtain regulatory approval for our product candidates other than OTIPRIO. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, and by foreign regulatory authorities in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that demonstrates with substantial evidence the safety and efficacy of the product for the intended indication. Other than OTIPRIO in the United States, we have not yet obtained regulatory approval to market any of our other product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals.

The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the requested indication;

•	the FDA’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;

•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s determination that additional preclinical or clinical trials are required;

•	the FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;

•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract, or our inability to manufacture our product candidates pursuant to current Good Manufacturing Practices; or

•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

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

Use of our product or product candidates could be associated with side effects or adverse events.

Our product or product candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our product or product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval for our product candidates or market our product or product candidates, if approved. Side effects such as toxicity or other safety issues associated with the use of our product or product candidates could require us to perform additional studies or halt development or sale of our product or product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional preclinical or clinical trials regarding the safety and efficacy of our product or product candidates which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO and OTO-104. For example, one patient in our Phase 1b clinical trial and two patients in our Phase 2b clinical trial of OTO-104 experienced a persistent injection site perforation of the tympanic membrane. If we are successful in commercializing our product or product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product or product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

OTIPRIO and our product candidates, if approved, will face significant competition in the biopharmaceutical industry and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Auris Medical Holding AG, Autifony Therapeutics, Kyorin Pharmaceuticals, Merz Pharmaceuticals GmbH, Novartis AG, Otic Pharma Ltd., Sensorion SA, Sound Pharmaceuticals and Synphora AB, are conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus and Ménière’s disease. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

We and the third parties upon which we rely are required to comply with Good Clinical Practice (GCP), which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before reviewing or approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations.

In addition, our clinical trials must be conducted with drug supply produced under current Good Manufacturing Practice (cGMP) regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. In order for our clinical trials to be carried out effectively and efficiently, it is imperative that our CROs and other third parties communicate and coordinate with one another. Moreover, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. Our CROs and other third parties may terminate their agreements with us upon as few as 30 days’ notice under certain circumstances. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Switching or adding CROs, clinical investigators or other third parties can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, clinical investigators and other third parties there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of OTIPRIO and any other approved products.

We outsource the manufacture of OTIPRIO and our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of OTIPRIO or our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of OTIPRIO or our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of OTIPRIO or a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OTIPRIO or our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to market and generate revenue from OTIPRIO and develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for OTIPRIO or our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

As we commercialize OTIPRIO and our product candidates, if approved, we may encounter issues with manufacturing.

We have limited experience manufacturing OTIPRIO for commercial use and our product candidates have never been manufactured for commercial use. There are risks associated with manufacturing for commercial use including, among others, potential problems with forecasting and cost overruns, process reproducibility, storage availability, stability issues, lot consistency and timely availability of materials. We cannot assure you that our contract manufacturers will be able to manufacture OTIPRIO or any approved product to specifications acceptable to the FDA or foreign regulatory authorities, or to produce it in sufficient quantities to meet the market demand. We have in the past, and may in the future, manufacture batches of OTIPRIO that do not meet the appropriate specifications and cannot be used. If our contract manufacturers are unable to successfully produce sufficient quantities of OTIPRIO or any approved product for commercialization, our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on a small number of suppliers for the raw materials necessary to produce OTIPRIO and our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We depend on the availability of key raw materials, including poloxamer for OTIPRIO and our product candidates, ciprofloxacin for OTIPRIO, dexamethasone for OTO-104, and gacyclidine for OTO-311, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce OTIPRIO for required commercial supplies or our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, commercial sales of OTIPRIO and the development of OTO-104, OTO-311 or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Our ability to market OTIPRIO is limited to its approved indication and our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and is being evaluated for potential label expansion in acute otitis externa and

AOMT. We are developing OTO-104 for the treatment of vertigo associated with Ménière’s disease and OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions, product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, OTIPRIO is approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and we cannot promote the use of our product in a manner that is inconsistent with the approved label. However, physicians are able to, in their independent medical judgment, use OTIPRIO on their patients in an off-label manner, such as for the treatment of other otic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The federal government and regulatory authorities have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the federal government or regulatory authorities to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

Physicians may also misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims and costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. We currently carry product liability insurance with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Furthermore, the use of our products for conditions other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

We have limited sales and marketing experience and may be unable to successfully commercialize our products or generate product revenue.

We have recently hired a focused, specialized sales force to sell OTIPRIO. We have no prior experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish our sales and marketing infrastructure and expand our manufacturing capabilities, we have increased the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2015, we had 85 full-time employees, including 50 employees engaged in research and development and 21 employees engaged in commercialization. In addition, we had 40 sales representatives start employment during the first quarter of 2016. As we advance our product candidates through the development process and commercialize OTIPRIO, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize OTIPRIO. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our products, if approved, that could materially affect the opportunity to commercialize.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We have recently established the pricing for OTIPRIO, and we do not know how the market will react to such pricing. We have applied for a unique J-Code and a unique C-Code for OTIPRIO, and intend to apply for a unique J-Code for OTO-104 and OTO-311 to the U.S. Centers for Medicare and Medicaid Services (CMS); however, we cannot assure you that such codes will be issued by CMS and even if they are issued that third-party payors will provide reimbursement according to the J-Code or C-Code. If a J-Code or C-Code is not issued or the J-Code or C-Code are issued but not reimbursed by third-party payors then the cost of these drugs will be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-104 and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J-Code or C-Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, ACA), became law in the United States. One goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot fully predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our products, if they are approved. Provisions of ACA relevant to the pharmaceutical industry include the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually certain financial arrangements with physicians and teaching hospitals, as defined in ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

The ACA may change in the future.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face an even greater risk as we commercialize OTIPRIO and, if approved, any other products. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to clinical trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	exhaustion of any available insurance and our capital resources;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry product liability insurance with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage in the future, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully commercialize OTIPRIO and develop and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, commercial, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of OTIPRIO or product candidates.

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

Although a substantial amount of our efforts are focused on the commercialization of OTIPRIO, and the development and regulatory approval of our two product candidates, a key element of our strategy is to identify, develop and commercialize additional product candidates for the treatment of inner and middle ear diseases and disorders. We are seeking to do so through our internal research programs and may explore strategic collaborations with third parties for the development or acquisition of new product candidates or products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified or successfully developed.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendor, CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced a material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our product candidates could be delayed.

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

Issues arising from the upgrade of our enterprise resource planning system could affect our operating results, our ability to manage our business effectively and our ability to comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements, which in turn would significantly harm our reputation and our business.

We have recently implemented a new enterprise resource planning (ERP) system. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Furthermore, integral parties in our supply chain and distribution chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If our efforts to protect the intellectual property related to our product and product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product, product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

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

The strength of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries with claims that cover our product or product candidates. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be challenged, also known as opposed, by any person within nine months from the publication of their grant. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product or product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our product or product candidates, provide exclusivity for our product or product candidates, or prevent others from designing around our patents. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product or product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize our product or product candidates.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product or product candidates, we may be open to competition from generic versions of our product or product candidates. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product or product candidates under patent protection would be reduced.

Most of our patents and patent applications are entitled to effective filing dates prior to March 16, 2013. For U.S. patent applications for which patent claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party, for example a competitor, or instituted by the U.S. Patent and Trademark Office (USPTO) to determine who was the first to invent any of the subject matter covered by those patent claims. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management.

In addition to the protection afforded by patents, we also rely on trade secret protection to protect proprietary know-how that may not be patentable or that we elect not to patent, processes for which patents may be difficult to obtain or enforce, and any other elements of our product and product candidates, and our product development processes (such as manufacturing and formulation technologies) that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business. Furthermore, trade secret protection does not prevent competitors from independently developing substantially equivalent information and techniques and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. The FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

In an effort to protect our trade secrets and other confidential information, we require our employees, consultants, advisors, and any other third parties that have access to our proprietary know-how, information or technology, for example, third parties involved in the formulation and manufacture of our product and product candidates, and third parties involved in our clinical trials, to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by such employees, consultants, advisors, etc., or made known to them by us during the course of our relationship with them be kept confidential and not disclosed to third parties. However, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed despite having such confidentiality agreements. Adequate remedies may not exist in the event of unauthorized use or disclosure of our trade secrets. In addition, in some situations, these confidentiality agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or advisors use any intellectual property owned by third parties in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. If we are unable to prevent unauthorized material disclosure of our trade secrets to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-

ranging patent reform legislation. Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

For our U.S. patent and patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act (AIA), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after March 16, 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product or product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our product or product candidates, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications, and defending patents on our product and product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, patents and proprietary rights of competitors. Our research, development and commercialization activities, including the launch of OTIPRIO, may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties, including our competitors. There are also patent applications, owned by third parties including competitors, that have been filed but not issued that, if issued as patents, may be asserted against us. Numerous U.S. and foreign issued patents and pending patent applications, exist in the otic fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our product or product candidates may give rise to claims of infringement of the patent rights of third parties. We cannot assure you that our product or product candidates will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already issued and that a third party, for example a competitor in the otic market, might assert are infringed by our product or product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product or product candidates, could be found to be infringed by our product or product candidates.

Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop our product candidates and commercialize our product and product candidates, if approved. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Regardless of the merits of any third-party claims, our defense against such claims, or other related actions we may take, could cause us to incur substantial expenses, and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us by a third party, we may have to (i) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the third party’s patents; (ii) obtain one or more licenses from the third party; (iii) pay royalties to the third party; and/or (iv) redesign any infringing products. Redesigning any infringing products may be impossible or require substantial time and monetary expenditure. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop our product candidates and commercialize our product and product candidates, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. If we file an infringement action against such a generic drug manufacturer, that company may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us and/or our licensors to engage in complex, lengthy and costly litigation or other proceedings. For example, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product or product candidates, the defendant could counterclaim that the patent covering our product or product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

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

Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patents such that they do not cover our product or product candidates. They may also put our pending patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administrative panel to affect the validity or enforceability of a claim, for example if a priority claim is found to be improper. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product and product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). In this request for an interference, known as a Suggestion of Interference, we asked the USPTO for a determination that our pending patent application has priority over the Auris pending patent application, and that the USPTO should grant the interfering claims to us, and not Auris. On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). In the Declaration of Interference (Interference No. 106,030), the PTAB designated us as the “Senior Party” and Auris as the “Junior Party.” The interference is ongoing. Under U.S. Patent law, the Junior Party has the burden of showing that they, and not the Senior Party, were the first inventors. If final resolution of the interference and related appeal, if any, are not in our favor, then the USPTO may deny our patent application and allow the Auris patent to remain issued. The interference may be time consuming and result in substantial costs to us and distraction to our management. In addition, we are monitoring patent applications filed and being prosecuted by Auris, in case we may need to consider similar or other actions.

If we fail to comply with our obligations in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A portion of our patent portfolio for our product and product candidates is exclusively in-licensed from DURECT Corporation (Durect), which license includes a sublicense to patents jointly owned by Durect and the Institut National de la Sante et de la Recherche Medicale (INSERM). Under our existing license agreement with Durect, we are subject to various obligations, including development and commercialization diligence obligations and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments to both Durect and INSERM. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement, and fail to remedy such failure or cure such breach, Durect may have the right to terminate the license or, in the instance of our failure to meet the diligence obligations, Durect may instead elect to convert our exclusive license to a non-exclusive license. In particular, the loss of the license from Durect would affect a portion of the patent portfolio for OTO-311, which would adversely affect our ability to proceed with any development or potential commercialization of OTO-311, and could subject us to claims of patent infringement by Durect if OTO-311 is covered by the licensed patents.

In addition, a significant portion of our patent portfolio for our product and product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, patent prosecution and maintenance obligations, and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a significant portion of the patent portfolio for OTIPRIO, OTO-104 and OTO-311. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTO-104 and OTO-311 as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our right to sublicense intellectual property rights to third parties under collaborative development relationships; and

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and product candidates, and what activities satisfy those diligence obligations.

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

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA, the U.S. Drug Enforcement Administration (DEA), the Centers for Disease Control and Prevention (CDC), the U.S. Department of Health and Human Services, and its various agencies, and also from state and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act (FFDCA), and, the Public Health Service Act, and the Controlled Substances Act, among others, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, disgorgement, contractual damages, and/or exclusion from future participation in the Medicare and Medicaid programs. After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies (REMS), programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing cGMPs.

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of OTIPRIO in additional indications, OTO-104, OTO-311 or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Obtaining regulatory approval of a product can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters and adverse publicity;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled preclinical studies and clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways, and insufficient or adverse results from preclinical studies can affect the ability to conduct clinical trials. For example, following completion of a Phase 1b clinical trial, the OTO-104 program was put on Full Clinical Hold due to adverse findings in a preclinical study evaluating the safety of repeated doses of OTO-104. OTO-104 was subsequently removed from Full Clinical Hold in July 2013, allowing for initiation of the Phase 2b single-dose clinical trial, and placed on Partial Clinical Hold prohibiting the initiation of multiple-dose clinical trials in the United States pending the submission and review of additional preclinical data. We submitted additional preclinical data to the FDA and OTO-104 was removed from Partial Clinical Hold in June 2014. As a result of OTO-104 being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds in the future.

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

Regulatory approval is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not accept or approve our third-party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If OTIPRIO does not gain regulatory approval in additional indications or OTO-104, OTO-311 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

For OTIPRIO, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, or the limiting or withdrawal of regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

If and when regulatory approval has been granted, our product candidates or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, OTIPRIO and any product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, for OTIPRIO, and if the applicable regulatory agency approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include prompt submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with OTIPRIO or our product candidates, including adverse events of unanticipated severity or frequency, or problems with our third-party manufacturers’ processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties.

We are subject to various U.S. federal and state health care laws, including those intended to prevent healthcare fraud and abuse.

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

Federal false claims laws, including the federal False Claims Act (FCA), and civil monetary penalties law impose penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or making a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The FCA has been used to, among other things, prosecute persons and entities submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Many states also have similar laws that apply to their state health care programs as well as private payors.

Additionally, state and federal authorities have aggressively targeted medical technology companies for, among other things, alleged violations of these anti-fraud statutes, based on, for example, improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization.

With the recent approval of OTIPRIO, our operations are now subject to the federal transparency requirements under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

If any of our business activities, including but not limited to our relationships with healthcare providers or payors, violate any of the aforementioned laws, we may be subject to administrative, civil and/or criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations. Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.

We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for any unauthorized exports and reexports of our products and for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Our stock is currently traded on The Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Global Select Market or any other exchange in the future. Moreover, the trading price of our common stock may fluctuate substantially.

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;

•	results from or delays in clinical trials of our product candidates;

•	announcements of regulatory approval or disapproval of our product candidates;

•	commercialization of our products;

•	FDA or other regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue, operating profit or loss and cash balance estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners;

•	limited trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. On March 18, 2015, we filed a registration statement on Form S-8 registering 1,058,663 additional shares of common stock under our 2014 Plan and 317,599 additional shares of common stock under our ESPP. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of December 31, 2015, options to purchase 1,387,699 shares of our common stock were exercisable.

As of December 31, 2015, certain holders of approximately 6,042,275 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2015, our shelf registration statement on Form S-3 (File No. 333-206752) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time, and in January 2016 we sold 5,750,000 shares of common stock pursuant to such shelf registration statement. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Concentration of ownership of our common stock among our existing principal stockholders may effectively limit the voting power of other stockholders.

As of December 31, 2015, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 68.5% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2015 we had U.S. federal and California net operating loss carryforwards (NOLs) of approximately $103.4 million and $61.4 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2015, we had federal and California research and development tax credit carryforwards of approximately $4.1 million and $2.2 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of this offering or future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company listed in the United States, and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC, and The NASDAQ Stock Market (NASDAQ) may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We need to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We expect that our first report on compliance with Section 404 will be furnished in connection with our financial statements for the year ending December 31, 2015.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2015 or for any other period. Accordingly, no such opinion was expressed.

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

We also expect that being a public company will make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters are located in San Diego, California, where we lease and occupy approximately 23,500 square feet of space, which we believe is adequate to meet our existing needs. The terms of our leases on this space expire 30 days after the substantial completion and delivery to us of our new headquarters located in San Diego, which is currently being built and is expected to be completed during the fourth quarter of 2016.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on The NASDAQ Global Select Market under the symbol “OTIC” on August 13, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock, as reported on The NASDAQ Global Select Market:

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$41.99	$27.55
Second Quarter	$36.69	$20.99
Third Quarter	$29.50	$17.00
Fourth Quarter	$31.15	$16.50
Year Ended December 31, 2014
Third Quarter (beginning August 13, 2014)	$28.20	$15.19
Fourth Quarter	$40.45	$19.86

Holders of Record

On February 29, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market was $12.67. As of February 29, 2016, there were approximately 32 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds

On August 12, 2014, our Registration Statement on Form S-1 (File No. 333-197365) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select

Market on August 13, 2014, and the transaction formally closed on August 18, 2014. In connection with our initial public offering, we issued 7,187,500 shares of common stock, including exercise of the underwriters’ option to purchase an additional 937,500 shares, at an offering price of $16.00 per share. J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co. and Sanford C. Bernstein & Co. LLC acted as the underwriters. We received aggregate proceeds of approximately $104.1 million, net of underwriting discounts, commissions and offering-related transaction costs incurred. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 13, 2014 pursuant to Rule 424(b).

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

On September 14, 2015, our Registration Statement on Form S-3 (File No. 333- 206752) was declared effective by the SEC for the public offering of up to $300 million of securities. On January 5, 2016, we filed a preliminary prospectus supplement and on January 7, 2016, we filed a final prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 5,750,000 shares of common stock, including exercise of the underwriters’ option to purchase an additional 750,000 shares, at an offering price of $20.00 per share. The transaction formally closed on January 12, 2016. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC and Piper Jaffray & Co. acted as the underwriters. We received aggregate proceeds of approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC on January 7, 2016 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on August 13, 2014, the date our common stock began trading on The NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013
Statements of Operations Data:
Operating expenses:
Research and development	$38,762	$31,803	$16,336
General and administrative	23,214	7,836	3,514

Total operating expenses	61,976	39,639	19,850

Loss from operations	(61,976)	(39,639)	(19,850)
Other income (expense)	308	(3,238)	291

Net loss and comprehensive loss	(61,668)	(42,877)	(19,559)
Accretion to redemption value of convertible preferred stock	—	(35)	(539)

Net loss attributable to common stockholders	$(61,668)	$(42,912)	$(20,098)

Net loss per share attributable to common stockholders, basic and diluted	$(2.57)	$(5.46)	$(268.79)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	23,952,562	7,853,228	74,772

	As of December 31,
	2015	2014	2013
Balance Sheets Data:
Cash and cash equivalents	$158,664	$139,810	$37,284
Short-term investments	26,172	16,223	—
Working capital	176,864	152,285	36,298
Total assets	193,030	159,164	39,757
Convertible preferred stock warrant liability	—	—	646
Convertible preferred stock	—	—	95,153
Accumulated deficit	(164,137)	(102,469)	(59,557)
Total stockholders’ equity (deficit)	181,534	153,613	(58,977)

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO™ (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery and is available for commercial purchase as of March 1, 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tube. OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. A Phase 3 trial in Ménière’s disease patients has been initiated in the United States with a second trial expected to be initiated in the EU during the first quarter of 2016. OTO-311 is an NMDA receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing OTIPRIO and our current product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have not generated any revenue from product sales or otherwise. As of December 31, 2015, we had cash, cash equivalents and short-term investments of $184.8 million.

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

In January 2016, we completed a follow-on public offering of 5,750,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 750,000 shares of common stock, at an offering price of $20.00 per share. Proceeds from the follow-on public offering were approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs.

We have never been profitable, and as of December 31, 2015, we had an accumulated deficit of $164.1 million. Our net losses were $61.7 million, $42.9 million and $19.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Substantially all of our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to prepare for our launch of OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and commercialize OTIPRIO and our product candidates. In the near term, we anticipate that our expenses will increase substantially as we:

•	commercialize OTIPRIO in the United States;

•	conduct clinical development in additional indications for OTIPRIO;

•	conduct clinical development of OTO-104 and OTO-311;

•	conduct preclinical development of our sensorineural hearing loss program;

•	contract to manufacture our product candidates;

•	evaluate opportunities for development of additional product candidates;

•	maintain and expand our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational, financial, sales and marketing and management personnel, to execute our business plan; and

•	operate as a public company.

We may require additional financing to obtain regulatory approval for OTO-104, OTO-311 and any other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively commercialize OTIPRIO. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments, together with the net proceeds from our public offering completed in January 2016, will be sufficient to fund our currently planned operations through at least the next 24 months.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include annual license maintenance payments until we commercialize the first product covered under the license agreement, development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been incurred for OTO-104, and $0.1 million has been incurred for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

As of December 31, 2015 we have not generated any revenue. We do not expect to generate product revenue until after we begin selling OTIPRIO in the United States, which became available for commercial purchase as of March 1, 2016. We do not expect to generate any revenue from any of our product candidates unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Operating Expenses

Research and development expenses

Our research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed product candidates and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) by product candidate:

	Years Ended December 31,
	2015	2014	2013
Third-party development costs:
OTIPRIO	$8,923	$10,510	$5,712
OTO-104	8,892	10,793	3,510
OTO-311	3,543	1,986	46

Total third-party development costs	21,358	23,289	9,268
Other unallocated internal research and development costs	17,404	8,514	7,068

Total research and development costs	$38,762	$31,803	$16,336

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

Completion dates and completion costs for our clinical development programs can vary significantly for each current and future product candidate and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We may need to raise substantial additional capital in the future to complete clinical development for our product candidates. We may enter into collaborative agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates, particularly in markets outside of the United States. We cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries, benefits, travel and stock-based compensation expense, and other related costs for our employees and consultants in executive, commercial, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, and commercial preparation activities for OTIPRIO and our product candidates.

We expect our general and administrative expenses to increase substantially as we hire additional personnel to support commercialization of OTIPRIO and our other product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses.

Other (Expense) Income

Other (expense) income has included interest expense on our convertible notes payable, including amortization of debt discount, the change in fair value of the convertible preferred stock warrant liability, and interest income earned on cash and cash equivalents and short-term investments. In connection with our initial public offering in August 2014, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our financial statements.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015, 2014 and 2013 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2015, we had federal and California net operating loss, or NOL, carryforwards of $103.4 million and $61.4 million, respectively. Our federal and California NOL carryforwards will begin to expire in 2030, unless we utilize them beforehand. As of December 31, 2015, we also had federal and California research and development tax credit carryforwards of $4.1 million and $2.2 million, respectively. The federal research and development tax credit carryforwards will begin expiring in 2030 unless we utilize them beforehand. The California research and development tax credit will carry forward indefinitely.

Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, our annual use of our NOL and research and development tax credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We have determined that we have experienced ownership changes in the past. We have reduced our deferred tax assets related to our NOL and federal research and development tax credit carryforwards that we expect to expire unused as a result of these ownership changes. We have excluded these tax attributes from our deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on our income tax expense or our effective tax rate. The California research and development tax credits were not limited because these credits carry forward indefinitely. Future ownership changes as a result of shifts in our stock ownership may further limit our ability to utilize our remaining NOL and research and development tax credit carryforwards.

As of December 31, 2015, we had a full valuation allowance against our deferred tax assets.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We will remain an “emerging growth company” until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth the significant components of our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014	Change
Research and development	$38,762	$31,803	$6,959
General and administrative	23,214	7,836	15,378
Change in fair value of convertible preferred stock warrant liability	—	3,300	(3,300)
Interest income	419	105	314

Research and development expenses. The increase of $7.0 million in research and development expenses was primarily due to a $6.9 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, a $1.9 million increase in preclinical and clinical development expenses for OTO-311, an increase of $1.3 million in expenses for outside services, including consulting fees, and an increase of $0.6 million for Program 4, which was primarily due to a non-cash license fee of $0.4 million that was incurred during the year ended December 31, 2015. These increases were partially offset by a $1.9 million decrease in expenses for OTIPRIO. Phase 3 clinical trials for OTIPRIO were completed during the third quarter of 2014 and, during the year ended December 31, 2015, OTIPRIO clinical trial-related expenses were primarily incurred for the less costly Phase 2 studies for AOMT and acute otitis externa. The decrease in OTIPRIO clinical trial-related expenses is net of a $1.0 million development milestone which was met when we submitted the NDA for OTIPRIO to the FDA in February 2015, compared to no OTIPRIO milestones met during the year ended December 31, 2014. In addition, there was a decrease of $1.8 million in clinical trial-related expenses for OTO-104 following the completion of enrollment in the Phase 2b study during December 2014. The decrease in OTO-104 clinical trial-related expenses is net of a $0.5 million development milestone which was met when we initiated the OTO-104 Phase 3 clinical trial in the United States during November 2015, compared to no OTO-104 milestones met during the year ended December 31, 2014.

General and administrative expenses. The increase of $15.4 million in general and administrative expenses was primarily related to the expansion of our operating activities, costs associated with becoming a publicly traded company, and costs related to commercial preparation activities. The overall increase is comprised of a $9.6 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $5.8 million increase in expenses for outside services, including OTIPRIO launch preparation costs, consulting costs, legal fees, accounting fees, corporate development and market research.

Change in fair value of convertible preferred stock warrant liability. In connection with our initial public offering, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. As such, no convertible preferred stock warrants were outstanding as of December 31, 2015 and 2014. The decrease of $3.3 million was due to the final revaluation of the warrant liability which was performed upon the closing of our initial public offering in August 2014, resulting in a $2.6 million increase in fair value of the convertible preferred stock warrant liability, as well as $0.7 million of fair value increases that occurred during the six months ended June 30, 2014. Following the final revaluation, the warrant liability was reclassified to additional paid-in capital.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the year ended December 31, 2015 compared to the year ended December 31, 2014. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during the years ended December 31, 2015 and 2014.

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth the significant components of our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013	Change
Research and development	$31,803	$16,336	$15,467
General and administrative	7,836	3,514	4,322
Change in fair value of convertible preferred stock warrant liability	3,300	(2,833)	6,133
Interest income	105	5	100
Interest expense	39	2,528	(2,489)

Research and development expenses. The increase of $15.5 million in research and development expenses was primarily due to a $7.3 million increase in ongoing clinical trial-related expenses for our OTO-104 product candidate that advanced into a Phase 2b clinical trial at the end of 2013 and a $4.8 million increase in clinical trial-related expenses for OTIPRIO that advanced into Phase 3 clinical trials during the second half of 2013. In addition, there was a $2.4 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, $2.0 million in expenses associated with OTO-311 following our acquisition in October 2013 of certain assets and rights to intellectual property related to OTO-311, and a $0.3 million increase in lab supplies and services to support our increased research and development activities. These increases were partially offset by a $1.3 million decrease in license fees, which was primarily due to two clinical milestones achieved during 2013, compared with no such clinical milestones achieved during 2014.

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

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, during the fourth quarter of 2014 we began investing in certificates of deposit, which earn a higher rate of interest than our investments in money market funds, which we invested in during both the years ended December 31, 2014 and 2013.

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

In connection with our initial public offering, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock. Prior to the exercise and conversion of the warrants to purchase convertible preferred stock, we performed the final revaluation of the warrant liability upon the closing of our initial public offering in August 2014 and recorded the $2.6 million increase in fair value to change in fair value of convertible preferred stock warrant liability. The warrant liability was then reclassified to additional paid-in capital.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2015, we had an accumulated deficit of $164.1 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $184.8 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

In January 2016, we completed a follow-on public offering of 5,750,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 750,000 shares of common stock, at an offering price of $20.00 per share. Proceeds from the follow-on public offering were approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(49,896)	$(35,219)	$(19,467)
Investing activities	(12,676)	(16,931)	(511)
Financing activities	81,426	154,676	52,599
Net increase (decrease) in cash	18,854	102,526	32,621

Operating activities. For the year ended December 31, 2015, the primary uses of cash were to fund increased levels of development activities for our product candidates and to prepare for the commercial launch of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future. For the years ended December 31, 2014 and 2013, the primary use of cash was to fund increased levels of development activities for our product candidates.

During the year ended December 31, 2015, we used cash in operating activities of $49.9 million, while our net loss was $61.7 million. The difference consisted of $8.7 million of non-cash adjustments, primarily comprised of stock-based compensation expense, a non-cash license fee and depreciation and amortization expense, together with a $3.1 million net change in our operating assets and liabilities.

During the year ended December 31, 2014, we used cash in operating activities of $35.2 million, while our net loss was $42.9 million. The difference consisted of $5.2 million of net non-cash adjustments, primarily comprised of stock-based compensation expense, the change in fair value of our convertible preferred stock warrant liability and depreciation and amortization expense, together with a $2.5 million net change in our operating assets and liabilities.

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

Investing activities. Net cash used in investing activities was $12.7 million, $16.9 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, $41.3 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $2.0 million was used for capital expenditures, which were partially offset by $31.3 million provided by maturities of short-term investments. During the year ended December 31, 2014, $16.2 million was used to purchase short-term investments, $0.8 million was used for capital expenditures and $0.1 million was provided by the removal of the restriction on our restricted cash. Net cash used in investing activities during the year ended December 31, 2013 was primarily for capital expenditures.

Financing activities. Net cash provided by financing activities was $81.4 million, $154.7 million and $52.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $1.4 million for shares issued for stock option exercises and under our employee stock purchase plan.

During the year ended December 31, 2014, proceeds from our initial public offering were $104.1 million after deducting underwriting discounts, commissions and offering-related transaction costs, net proceeds from the sale of our series D convertible preferred stock were $49.2 million and proceeds from the cash exercise of convertible preferred stock warrants were $1.2 million. During the year ended December 31, 2013, net proceeds from the sale of our series C convertible preferred stock were $45.6 million and net proceeds from the issuance of convertible notes were $7.0 million.

Funding Requirements

As of December 31, 2015 we have not generated any revenue. We do not expect to generate product revenue until after we begin selling OTIPRIO in the United States, which became available for commercial purchase as of March 1, 2016. We do not expect to generate any revenue from any of our product candidates unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. We expect to continue to incur significant losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize OTIPRIO. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and short-term investments, together with the net proceeds from our public offering completed in January 2016, will be sufficient to fund our currently planned operations through at least the next 24 months.

We may require additional financing to obtain regulatory approval for OTO-104, OTO-311 and any other product candidates. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	the timing and costs associated with manufacturing OTIPRIO and our product candidates for clinical trials, preclinical studies and for commercial sale;

•	the cost of establishing sales, marketing and distribution capabilities for OTIPRIO and any products for which we may receive regulatory approval and commercialize, including related facilities expansion costs;

•	the number and characteristics of product candidates that we pursue;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our development activities, including our need and ability to hire additional employees;

•	the costs associated with being a public company;

•	the effect of competing technological and market developments; and

•	the cost of litigation, including potential patent litigation.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 that will affect our future liquidity (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Facility operating lease obligations	$681	$4,346	$6,030	$22,562	$33,619
Other operating lease obligations	36	52	—	—	88
Other contractual obligations	332	—	—	—	332

Total contractual obligations	$1,049	$4,398	$6,030	$22,562	$34,039

We have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2015, we were unable to estimate the timing or likelihood of achieving the milestones or of making future product sales and, therefore, any related payments are not included in the table above. As a result of the availability of OTIPRIO for commercial purchase as of March 1, 2016, we expect to incur a $0.5 million milestone during March 2016 for the first commercial sale of OTIPRIO under an agreement related to three provisional patents for OTIPRIO.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of December 31, 2015, we had cash and cash equivalents and short-term investments of $184.8 million which are comprised of cash in checking and savings accounts, money market funds and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Risk

To date, the vast majority of our contractual obligations have been denominated in U.S. dollars; however, we have a contract with a contract research organization (CRO) in the UK and are subject to fluctuations in foreign currency rates in connection with such contract. In the future, we may contract with investigational sites and other CROs in foreign countries. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes in connection with such contract.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Otonomy, Inc.

We have audited the accompanying balance sheets of Otonomy, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otonomy, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 7, 2016

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$158,664	$139,810
Short-term investments	26,172	16,223
Prepaid and other current assets	3,319	1,669

Total current assets	188,155	157,702
Restricted cash	695	—
Property and equipment, net	3,094	1,257
Other long-term assets	1,086	205

Total assets	$193,030	$159,164

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,450	$1,710
Accrued expenses	4,551	3,046
Accrued compensation	3,189	575
Current portion of deferred rent	101	86

Total current liabilities	11,291	5,417
Deferred rent, net of current portion	205	134

Total liabilities	11,496	5,551

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2015 and 2014; 24,330,402 and 21,173,270 shares issued and outstanding at December 31, 2015 and 2014, respectively	24	21
Additional paid-in capital	345,647	256,061
Accumulated deficit	(164,137)	(102,469)

Total stockholders’ equity	181,534	153,613

Total liabilities and stockholders’ equity	$193,030	$159,164

See accompanying notes.

Otonomy, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$38,762	$31,803	$16,336
General and administrative	23,214	7,836	3,514

Total operating expenses	61,976	39,639	19,850

Loss from operations	(61,976)	(39,639)	(19,850)
Other (expense) income:
Interest income	419	105	5
Interest expense	—	(39)	(2,528)
Change in fair value of convertible preferred stock warrant liability	—	(3,300)	2,833
Other expense	(111)	(4)	(19)

Total other (expense) income	308	(3,238)	291

Net loss and comprehensive loss	(61,668)	(42,877)	(19,559)
Accretion to redemption value of convertible preferred stock	—	(35)	(539)

Net loss attributable to common stockholders	$(61,668)	$(42,912)	$(20,098)

Net loss per share attributable to common stockholders, basic and diluted	$(2.57)	$(5.46)	$(268.79)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	23,952,562	7,853,228	74,772

See accompanying notes.

Otonomy, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	339,863	$10,559	1,708,076	$22,488	—	$—	—	$—	73,697	$—	$392	$(39,459)	$(39,067)
Issuance of Series C convertible preferrred stock, including conversion of convertible notes and accrued interest, net of issuance costs of $315	—	—	—	—	7,040,026	61,567	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,628	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	183	—	183
Accretion to redemption value of convertible preferred stock	—	2	—	519	—	18	—	—	—	—	—	(539)	(539)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,559)	(19,559)

Balance at December 31, 2013	339,863	10,561	1,708,076	23,007	7,040,026	61,585	—	—	75,325	—	580	(59,557)	(58,977)
Issuance of Series D convertible preferred stock, net of issuance costs of $86	—	—	—	—	—	—	4,126,080	49,239	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of early exercise liability	—	—	—	—	—	—	—	—	61,974	—	110	—	110
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	228,902	—	1,201	—	1,201
Conversion of convertible preferred stock into common stock	(339,863)	(10,561)	(1,708,076)	(23,007)	(7,040,026)	(61,616)	(4,126,080)	(49,243)	13,619,569	14	144,413	—	144,427
Initial public offering of common stock	—	—	—	—	—	—	—	—	7,187,500	7	104,119	—	104,126
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	3,946	—	3,946
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,692	—	1,692
Accretion to redemption value of convertible preferred stock	—	—	—	—	—	31	—	4	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(42,877)	(42,877)

Balance at December 31, 2014	—	—	—	—	—	—	—	—	21,173,270	21	256,061	(102,469)	153,613
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	2,932,500	3	80,010	—	80,013
Issuance of common stock upon exercise of stock options, net of early exercise liability	—	—	—	—	—	—	—	—	174,411	—	680	—	680
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	49,168	—	718	—	718
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,053	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,716	—	7,716
Non-cash license fee	—	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	—	(61,668)	(61,668)

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	24,330,402	$24	$345,647	$(164,137)	$181,534

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(61,668)	$(42,877)	$(19,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	213	257
Stock-based compensation	7,716	1,692	183
Non-cash license fee	447	—	—
Loss on disposal of assets	110	—	—
Non-cash interest expense	—	39	2,528
Change in fair value of convertible preferred stock warrant liability	—	3,300	(2,833)
Amortization of discount or premium on short-term investments	13	1	—
Deferred rent	86	(73)	(24)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,243)	(34)	(1,013)
Accounts payable	1,659	(309)	874
Accrued expenses	1,012	2,498	60
Accrued compensation	2,614	331	60

Net cash used in operating activities	(49,896)	(35,219)	(19,467)

Cash flows from investing activities:
Purchases of short-term investments	(41,332)	(16,224)	—
Maturities of short-term investments	31,370	—	—
Purchases of property and equipment	(2,019)	(782)	(486)
(Increase) decrease in restricted cash	(695)	75	(25)

Net cash used in investing activities	(12,676)	(16,931)	(511)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	—	7,009
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	49,239	45,585
Proceeds from issuance of common stock, net of transaction costs	80,731	104,126	—
Proceeds from exercise of stock options, net of early exercise liability	680	110	5
Proceeds from exercise of preferred stock warrants	—	1,201	—
Proceeds from exercise of common stock warrants	15	—	—

Net cash provided by financing activities	81,426	154,676	52,599

Net change in cash	18,854	102,526	32,621
Cash and cash equivalents at beginning of period	139,810	37,284	4,663

Cash and cash equivalents at end of period	$158,664	$139,810	$37,284

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$286	$5	$15

Conversion of convertible notes payable and accrued interest into convertible preferred stock	$—	$—	$15,982

Deferred public offering costs in accounts payable and accrued expenses	$288	$164	$—

See accompanying notes.

Otonomy, Inc.,

Notes to Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO™ (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery and is available for commercial purchase as of March 1, 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tube. OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. A Phase 3 trial in Ménière’s disease patients is underway. OTO-311 is an NMDA receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

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

In January 2015, the Company completed a public offering of 2,932,500 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 382,500 shares of common stock, at an offering price of $29.25 per share. Proceeds from the follow-on public offering were approximately $80.0 million, net of underwriting discounts, commissions and offering-related transaction costs.

In January 2016, the Company completed a public offering of 5,750,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 750,000 shares of common stock, at an offering price of $20.00 per share. Proceeds from the follow-on public offering were approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs.

Basis of Presentation

As of December 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2015, the Company had cash, cash equivalents and short-term investments of $184.8 million and an accumulated deficit of $164.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) begins the commercialization of OTIPRIO and continues the development and its product candidates OTO-104 and OTO-311; and (ii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. The most significant estimates in the Company’s financial statements relate clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Restricted Cash

The Company’s restricted cash consists of cash maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters (see Note 6). The Company has classified the restricted cash as noncurrent on the balance sheet.

Property and Equipment

Property and equipment generally consist of manufacturing equipment, furniture and fixtures, computers, and scientific and office equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are stated at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses through December 31, 2015. During the year ended December 31, 2015, the Company disposed of property and equipment of approximately $0.1 million.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share attributable to common stockholders are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	—	9,493,489
Warrants to purchase convertible preferred stock	—	—	483,517
Warrants to purchase common stock	141,060	142,113	—
Unvested restricted common stock subject to repurchase	2,964	13,627	—
Options to purchase common stock	3,413,142	2,707,477	1,235,705

	3,557,166	2,863,217	11,212,711

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company is currently evaluating the effect that the updated standard and transition method will have on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern” (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance will have no impact on the Company’s financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities and associated valuation allowances as non-current on the balance sheet instead of separating deferred taxes and associated valuation allowances into current and non-current amounts. The update may be adopted on either a prospective or retrospective basis with early adoption permitted. The Company adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis. Prior periods were not retrospectively adjusted.

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds and certificates of deposit. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $8.9 million and $18.8 million as of December 31, 2015 and 2014, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were $26.2 million and $16.2 million as of December 31, 2015 and 2014, respectively. There have been no unrealized gains or losses related to the Company’s short-term investments.

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2015. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	December 31,
	2015	2014
Prepaid clinical trial costs	$2,024	$843
Other	1,295	826

Total	$3,319	$1,669

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$2,409	$1,109
Manufacturing equipment	1,330	945
Computer equipment and software	303	116
Leasehold improvements	123	67
Office furniture	61	19

	4,226	2,256
Less: accumulated depreciation and amortization	(1,132)	(999)

Total	$3,094	$1,257

Depreciation expense was $0.4 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued clinical trial costs	$1,763	$2,397
Accrued other	2,788	649

Total	$4,551	$3,046

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

In connection with the closing of the IPO, (i) the Series A convertible preferred stock warrants automatically converted into warrants to purchase 142,113 shares of common stock at an exercise price of $14.1765 per share, of which 141,060 warrants remained outstanding as of December 31, 2015, and (ii) of the 341,404 Series C convertible preferred stock warrants, 204,773 warrants were net exercised for 92,271 shares of Series C convertible preferred stock, the remaining warrants for the purchase of 136,631 shares of Series C convertible preferred stock were cash exercised for proceeds to the Company of $1.2 million, and all of the shares of Series C convertible preferred stock were automatically converted to shares of common stock.

Non-Cash Interest Expense

The following table summarizes interest expense recognized under the Company’s convertible notes payable and convertible preferred stock warrants (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stated interest on convertible notes payable	$—	$—	$749
Amortization of deferred financing costs associated with the convertible preferred stock warrants	—	39	1,779

Total	$—	$39	$2,528

6. Commitments and Contingencies

Operating Leases

In May 2015, the Company entered into a lease agreement for a new headquarters location to be constructed in San Diego, California. The lease provides for the landlord to construct the building at its cost and to use reasonable efforts to complete the building by October 2016. The lease term will commence upon the substantial completion and delivery of the building to the Company and has an initial term of 130 months thereafter, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company will be responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $695,000. Cash collateralizing the letter of credit is classified as noncurrent restricted cash on the accompanying balance sheets. The Company has determined that the lease is an operating lease for accounting purposes.

The Company currently occupies laboratory and office space under leases which expire 30 days after the substantial completion and delivery to the Company of the new headquarters location described above.

Rent expense was $0.7 million for the year ended December 31, 2015, and $0.4 million for each of the years ended December 31, 2014 and 2013. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the accompanying balance sheets.

As of December 31, 2015, future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases described above are as follows (in thousands):

2016	$717
2017	1,378
2018	3,021
2019	2,970
2020	3,059
Thereafter	22,562

Total	$33,707

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2015 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTIPRIO, OTO-104 and OTO-311 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones, license maintenance fees and royalties. Annual license and maintenance fees related to these agreements are $25,000. The license and maintenance fees ended upon the first commercial sale OTIPRIO, which occurred during the first quarter of 2016. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

Under one of these agreements, the Company has achieved six development milestones and one regulatory milestone, totaling $2.8 million, related to its clinical trials for OTIPRIO, OTO-104 and OTO-311, including the $1.0 million regulatory milestone payment made in March 2015 as a result of submitting the OTIPRIO NDA to the FDA. The Company may be obligated to make additional milestone payments under these agreements as follows (in thousands):

Development	$2,100
Regulatory	10,150
Commercialization	1,000

Total	$13,250

In addition, the Company will owe royalties of less than five percent on sales of any commercial products developed using these licensed technologies. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2015 the Company has not entered into any sublicense agreements for the licensed technologies.

Other Royalty Arrangements

The Company entered into an agreement related to three provisional patents for OTIPRIO under which the Company will be obligated to pay a one-time milestone payment of $0.5 million upon the first commercial sale of OTIPRIO and to pay royalties of less than one percent on product sales. The royalties are payable until the later of: (i) the expiration of the last to expire patent owned by the Company in such country covering OTIPRIO; or (ii) 10 years after the first commercial sale of OTIPRIO after receipt of regulatory approval for OTIPRIO in such country.

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

License Agreements

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2015	2014	2013
License and other fees	$622	$75	$250
Milestone fees	1,600	—	1,100

Total license and related fees	$2,222	$75	$1,350

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

The Company held no liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2015:
Assets
Money market funds	$8,020	$8,020	$—	$—
Certificates of deposit	27,083	—	27,083	—

	$35,103	$8,020	$27,083	$—

December 31, 2014:
Assets
Money market funds	$17,840	$17,840	$—	$—
Certificates of deposit	17,160	—	17,160	—

	$35,000	$17,840	$17,160	$—

8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

As of December 31, 2013, there were 339,863 shares of Series A convertible preferred stock outstanding, 1,708,076 shares of Series B convertible preferred stock outstanding, and 7,040,026 shares of Series C convertible preferred stock outstanding. In April 2014, the Company completed the sale of 4,126,080 shares of Series D convertible preferred stock to new and existing investors.

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2015	2014
Warrants for the purchase of common stock	141,060	142,113
Common stock options issued and outstanding	3,413,142	2,707,477
Common stock options available for future grant	2,131,646	1,953,059
Common stock reserved for issuance under ESPP	648,431	380,000

Total common stock reserved for future issuance	6,334,279	5,182,649

9. Stock-Based Compensation and Equity Plans

2014 Equity Incentive Plan

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

The 2014 Plan permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Options granted under the 2014 Plan generally are scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the common stock as of the date of grant.

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2016, the number of shares available for future issuance was increased by 1,216,520 shares so that the total available for future issuance as of January 1, 2016 is 3,348,166 shares.

As of December 31, 2015, 2,131,646 options were available for grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2015 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2,707	$10.20
Granted	882	$26.96
Exercised	(174)	$3.70
Forfeited	(2)	$20.61

Outstanding as of December 31, 2015	3,413	$14.86	8.4	$48,663

Options vested and expected to vest as of December 31, 2015	3,393	$14.82	8.4	$48,492
Options exercisable as of December 31, 2015	1,388	$6.79	7.6	$29,840

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value per share of options granted during the period	$18.16	$11.23	$1.28
Fair value of options vested during the period	5,343	543	206
Cash received from options exercised during the period	646	155	5
Intrinsic value of options exercised during the period	4,036	132	—

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the ESPP), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before June 1 and December 1 approximately twenty-four months later, and include six-month purchase periods.

The ESPP initially authorized the issuance of 380,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2016, the number of shares available for future issuance was increased by 364,956 shares so that the total available for future issuance as of January 1, 2016 is 1,013,387 shares.

As of December 31, 2015, the Company had issued 49,168 shares of common stock under the ESPP and had 648,431 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2015	2014	2013
Stock Options:
Risk-free interest rate	1.7%	1.8%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	76.6%	80.6%	85.5%
Expected term (in years)	6.1	6.1	6.1
Employee Stock Purchase Plan:
Risk-free interest rate	0.5%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	70.8%	65.1%
Expected term (in years)	1.3	1.2

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

Total non-cash stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$2,969	$760	$62
General and administrative	4,747	932	121

Total stock-based compensation	$7,716	$1,692	$183

As of December 31, 2015, unrecognized compensation cost related to stock options was $25.5 million which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. As of December 31, 2015, unrecognized compensation cost related to ESPP rights was $0.7 million which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

10. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC

Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2015. As a result of the analysis, three ownership changes were determined to have occurred. Based on these changes, the deferred tax assets for net operating losses and federal research and development credits of $3.2 million and $0.3 million, respectively, have been removed from the deferred tax asset schedule and the Company has recorded a corresponding decrease in the valuation allowance. The California research and development credits were not limited as these credits carry forward indefinitely. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$35,507	$24,047
Research and development credits	3,337	2,334
Depreciation and amortization	13,633	10,509
Accrued expenses	1,005	138
Deferred rent	104	87
Stock compensation	2,647	439
Other, net	4	2

Total deferred tax assets	56,237	37,556
Less: valuation allowance	(56,237)	(37,556)

Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. A valuation allowance of approximately $56.2 million and $37.6 million has been established as of December 31, 2015 and 2014, respectively.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2015, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.1 million.

At December 31, 2015, the Company had federal and California net operating loss carryforwards of approximately $103.4 million and $61.4 million, respectively, net of IRC Section 382 limitations. The federal and California net operating loss carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2015, the Company also had federal and California research and development credit carryforwards of approximately $4.1 million net of IRC Section 383 limitations and $2.2 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030 unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2015	2014	2013
Federal statutory rate	$(20,967)	$(14,578)	$(6,650)
State tax (net of federal benefit)	2	(2,235)	(1,148)
Permanent items, other	11	6	6
Change in fair value of convertible preferred stock warrant liability	—	1,122	(963)
Non-deductible interest	—	—	855
Stock compensation	292	256	59
Other adjustments	(847)	(45)	91
Rate change	1,637	—	—
Research and development credits	(1,672)	(1,597)	(1,236)
Uncertain tax positions	2,865	627	409
Change in valuation allowance	18,680	16,445	8,578

Provision for income taxes	$1	$1	$1

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	December 31,
	2015	2014	2013
Balance at the beginning of the year	$1,774	$1,057	$515
Adjustments related to prior year tax positions	3,188	14	136
Increases related to current year tax positions	747	703	406
Decreases due to statute of limitations expiration	—	—	—
Decreases due to IRC Section 382/383 limitation	—	—	—

	$5,709	$1,774	$1,057

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying balance sheets as of December 31, 2015 and 2014 and has not recognized interest or penalties in the accompanying statements of operations for the years ended December 31, 2015 and 2014.

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

11. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2015
Total operating expenses	$12,108	$12,641	$16,081	$21,146
Other income (expense)	91	97	116	4
Net loss attributable to common stockholders	(12,017)	(12,544)	(15,965)	(21,142)
Net loss per share attributable to common stockholders, basic and diluted	(0.52)	(0.52)	(0.66)	(0.87)

Year Ended December 31, 2014
Total operating expenses	$10,556	$9,828	$9,401	$9,854
Other income (expense)	(265)	(403)	(2,630)	60
Net loss attributable to common stockholders	(10,834)	(10,246)	(12,038)	(9,794)
Net loss per share attributable to common stockholders, basic and diluted	(129.52)	(109.07)	(1.23)	(0.46)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

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

Date: March 7, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2016

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Accounting Officer)	March 7, 2016

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	March 7, 2016

/s/ Vickie Capps Vickie Capps	Director	March 7, 2016

/s/ Chau Q. Khuong Chau Q. Khuong	Director	March 7, 2016

/s/ George J. Morrow George J. Morrow	Director	March 7, 2016

/s/ Heather Preston Heather Preston, M.D.	Director	March 7, 2016

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 7, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-197365	3.4	8/1/2014

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1	333-197365	4.2	7/28/2014

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-197365	10.1	8/1/2014

10.2+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-197365	10.2	8/1/2014

10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-197365	10.3	8/1/2014

10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1	333-197365	10.4	8/1/2014

10.5+	Executive Incentive Compensation Plan.	S-1	333-197365	10.5	7/28/2014

10.6+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D., dated July 30, 2014.	S-1	333-197365	10.6	8/1/2014

10.7+	Executive Employment Agreement between the Registrant and Paul E. Cayer, dated July 31, 2014.	S-1	333-197365	10.7	8/1/2014

10.8+	Executive Employment Agreement between the Registrant and Carl LeBel, Ph.D., dated July 31, 2014.	S-1	333-197365	10.8	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II, dated July 31, 2014.	S-1	333-197365	10.9	8/1/2014

10.10+	Executive Employment Agreement between the Registrant and Anthony J. Yost, dated October 20, 2014.	S-1	333-201401	10.10	1/8/2015

10.11	Lease Agreement between the Registrant and ARE-SD Region No. 25, LLC, dated September 23, 2011, as amended on May 28, 2014.	S-1	333-197365	10.9	7/11/2014

10.12	Loan and Security Agreement between the Registrant and Square 1 Bank, dated July 31, 2013.	S-1	333-197365	10.10	7/11/2014

10.13#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

10.14#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.15	Form of Warrant to Purchase Series A Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement, dated December 8, 2008.	S-1	333-197365	10.13	7/11/2014

10.16	Form of Warrant to Purchase Shares of Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement, dated August 23, 2012.	S-1	333-197365	10.14	7/11/2014

10.17	Warrant to Purchase Stock issued pursuant to Loan and Security Agreement between the Registrant and Square 1 Bank, dated July 31, 2013.	S-1	333-197365	10.15	7/11/2014

10.18+	Executive Employment Agreement between the Registrant and Dean Hakanson, M.D., dated March 17, 2015.	10-Q	001-36591	10.1	5/12/2015

10.19	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

10.20	Second Amendment to Lease Agreement between the Registrant and ARE-SD Region No. 25, LLC, dated May 11, 2015.	10-Q	001-36591	10.3	5/12/2015

10.21+	Executive Employment Agreement between the Registrant and Eric Loumeau, dated May 15, 2015.	10-Q	001-36591	10.1	8/12/2015

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Otonomy, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
#	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
+	Indicates management contract or compensatory plan.