Form 10-Q
period 2016-03-31
Otonomy, Inc.
filed 2016-05-09
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 29, 2016 was 30,113,882.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,285	$158,664
Short-term investments	21,730	26,172
Accounts receivable, net	146	—
Inventory	614	—
Prepaid and other current assets	3,960	3,319

Total current assets	270,735	188,155
Restricted cash	696	695
Property and equipment, net	3,211	3,094
Other long-term assets	820	1,086

Total assets	$275,462	$193,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,377	$3,450
Accrued expenses	4,581	4,551
Accrued compensation	2,773	3,189
Deferred product sales, net	129	—
Current portion of deferred rent	111	101

Total current liabilities	9,971	11,291
Deferred rent, net of current portion	239	205

Total liabilities	10,210	11,496

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 30,113,882 and 24,330,402 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	30	24
Additional paid-in capital	456,122	345,647
Accumulated deficit	(190,900)	(164,137)

Total stockholders’ equity	265,252	181,534

Total liabilities and stockholders’ equity	$275,462	$193,030

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Product sales, net	$13	$—
Operating expenses:
Cost of product sales	9	—
Research and development	13,872	8,607
Selling, general and administrative	12,995	3,501

Total operating expenses	26,876	12,108

Loss from operations	(26,863)	(12,108)
Other income:
Interest income	101	92
Other expense	(1)	(1)

Total other income	100	91

Net loss and comprehensive loss	$(26,763)	$(12,017)

Net loss per share, basic and diluted	$(0.91)	$(0.52)

Weighted-average shares used to compute net loss per share, basic and diluted	29,328,804	23,196,011

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(26,763)	$(12,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	60
Stock-based compensation	2,736	1,343
Amortization of discount or premium on short-term investments	45	7
Deferred rent	44	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(146)	—
Inventory	(614)	—
Prepaid and other assets	(375)	(2,923)
Accounts payable	(1,106)	(57)
Accrued expenses	(178)	643
Accrued compensation	(416)	587
Deferred product sales, net	129	—

Net cash used in operating activities	(26,492)	(12,376)

Cash flows from investing activities:
Purchases of short-term investments	(4,771)	(7,833)
Maturities of short-term investments	9,168	1,489
Purchases of property and equipment	(28)	(126)
Increase in restricted cash	(1)	—

Net cash provided by (used in) investing activities	4,368	(6,470)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	107,609	80,013
Proceeds from exercise of stock options, net of early exercise liability	136	50
Proceeds from exercise of common stock warrants	—	15

Net cash provided by financing activities	107,745	80,078

Net change in cash	85,621	61,232
Cash and cash equivalents at beginning of period	158,664	139,810

Cash and cash equivalents at end of period	$244,285	$201,042

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$241	$294

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO™ (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, and commercial launch commenced in March 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway: AVERTS-1 in the United States and AVERTS-2 in the European Union. OTO-311 is an NMDA receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

In January 2016, the Company completed a public offering of 5,750,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase 750,000 shares of common stock, at an offering price of $20.00 per share. Proceeds from the public offering were approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2016, the Company had cash, cash equivalents and short-term investments of $266.0 million and an accumulated deficit of $190.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTO-104 and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Form 10-K, as filed with the SEC on March 7, 2016. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of product sales and expense during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Inventory

Inventory, which is stated at the lower of cost or market, is based on actual cost in a manner that approximates the first-in, first-out method. Inventories consist of OTIPRIO finished goods and raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value, less cost to sell. There are no such reserves as of March 31, 2016.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals during the three months ended March 31, 2016 and 2015.

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

Revenue Recognition

The Company recognizes revenue when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products delivered and the collectability of those fees. If the revenue recognition criteria are not met, the Company defers the recognition of revenue by recording deferred revenue until such time that all criteria are met.

The Company began selling OTIPRIO during March 2016. The Company sells OTIPRIO to a limited number of specialty wholesale distributors, and title and risk of loss transfer upon receipt by these distributors. Hospitals and ambulatory surgery centers order OTIPRIO from these distributors, and are the end users of OTIPRIO. The Company permits product returns from the distributors only if the product is damaged or is shipped or ordered in error. Product returns based on expiry are not permitted. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

During the initial launch period, the Company defers the recognition of revenue and the related cost of product sales until the product is sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period the Company also provided extended payment terms to the distributors. Deferred product sales related to OTIPRIO are recorded as a liability in the condensed balance sheet and deferred cost of product sales related to OTIPRIO are recorded as a component of inventory in the condensed balance sheet.

The Company establishes reserves for chargebacks, government rebates and distributor fees utilizing a variety of information including the Company’s historical and projected payer mix, industry data, sell-through and inventory on-hand information received directly from the Company’s distributors and changes in the overall marketplace. Reserves are established for these discounts and allowances upon receipt of OTIPRIO by the distributor and are classified as: (i) an allowance against accounts receivable if the amount is payable to the distributor or (ii) an accrued liability if the amount is payable to a party other than the distributor. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates. Such reserves result in a reduction to revenue.

Chargebacks. The Company estimates allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, the Company credits distributors a chargeback amount which represents the difference between wholesale acquisition cost (WAC) and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, the Company records estimated chargebacks based on the projected payer mix, patient population industry data and the identification of entities that purchase OTIPRIO which are eligible for discounted pricing.

Government Rebates. The Company estimates a rebate liability in connection with a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services (CMS), which provides a rebate to participating states based on covered purchases of OTIPRIO. At the time of sale, the Company records estimated Medicaid rebates based on projected payer mix and Medicaid patient population industry data.

Distributor Fees. The Company’s customers are specialty wholesale distributors with whom the Company has contracted to pay a fee for service based on a percentage of gross product sales. This fee for service is recorded as an allowance against accounts receivable at the time of sale based on the contracted percentage.

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

Patent Expenses

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to employee stock options and employee stock purchase plan (ESPP) rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model net of estimated forfeitures. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	141,060	141,060
Unvested restricted common stock subject to repurchase	297	10,961
Options to purchase common stock	4,661,812	2,760,917

	4,803,169	2,912,938

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for the Company beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company is currently evaluating the effect that the updated standard and transition method will have on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern” (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this updated standard will have no impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). ASU 2016-02 will require lessees to recognize most leases on their balance sheets and makes selected changes to lessor accounting. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this updated standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this updated standard will have on its financial statements and related disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds and certificates of deposit. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $13.4 million and $8.9 million as of March 31, 2016 and December 31, 2015, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were $21.7 million and $26.2 million as of March 31, 2016 and December 31, 2015, respectively. There have been no unrealized gains or losses related to the Company’s short-term investments.

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2016. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid clinical trial costs	$2,437	$2,024
Other	1,523	1,295

Total	$3,960	$3,319

Inventory

Inventory is comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$107	$—
Finished goods	402	—
Deferred cost of product sales	105	—

Total	$614	$—

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Laboratory equipment	$2,531	$2,409
Manufacturing equipment	1,432	1,330
Computer equipment and software	341	303
Leasehold improvements	123	123
Office furniture	74	61

	4,501	4,226
Less: accumulated depreciation and amortization	(1,290)	(1,132)

Total	$3,211	$3,094

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued clinical trial costs	$1,979	$1,763
Accrued other	2,602	2,788

Total	$4,581	$4,551

5. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTIPRIO, OTO-104 and OTO-311 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2016, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized in research and development under the Company’s intellectual property license agreements (in thousands):

	Three Months Ended March 31,
	2016	2015
License and other fees	$21	$6
Milestone fees	—	1,000

Total license and related fees	$21	$1,006

Other Royalty Arrangements

The Company entered into an agreement related to OTIPRIO under which the Company is obligated to pay a one-time milestone payment of $0.5 million upon the first commercial sale of OTIPRIO and to pay royalties of less than one percent on net product sales of OTIPRIO. This milestone payment was paid during March 2016 and both this milestone payment and the royalties are recorded as selling, general and administrative expense. The royalties are payable until the later of: (i) the expiration of the last to expire patent owned by the Company in such country covering OTIPRIO; or (ii) 10 years after the first commercial sale of OTIPRIO after receipt of regulatory approval for OTIPRIO in such country.

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

The Company held no liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2016:
Assets
Money market funds	$13,107	$13,107	$—	$—
Certificates of deposit	21,990	—	21,990	—

	$35,097	$13,107	$21,990	$—

December 31, 2015:
Assets
Money market funds	$8,020	$8,020	$—	$—
Certificates of deposit	27,083	—	27,083	—

	$35,103	$8,020	$27,083	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31, 2016	December 31, 2015
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	4,661,812	3,413,142
Common stock options available for future grant	2,066,016	2,131,646
Common stock reserved for issuance under ESPP	1,013,387	648,431

Total common stock reserved for future issuance	7,882,275	6,334,279

8. Stock-Based Compensation

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

The following table summarizes stock option activity for the three months ended March 31, 2016 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	3,413	$14.86
Granted	1,287	$14.54
Exercised	(33)	$3.79
Forfeited	(5)	$27.91

Outstanding as of March 31, 2016	4,662	$14.84

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$647	$552
Selling, general and administrative	2,089	791

Total stock-based compensation	$2,736	$1,343

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development of OTIPRIO in additional indications;

•	our expectations regarding our clinical development of OTO-104, including but not limited to our expectation that results of both the U.S. and EU Phase 3 clinical trials (AVERTS-1 and AVERTS-2, respectively) are expected in the second half of 2017;

•	our expectations that revenue and cost of product sales will increase in the future due to increased OTIPRIO sales;

•	our expectations regarding our future development of our product candidates for additional indications;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the future development of other product candidates;

•	the potential for commercialization of our product candidates, if approved;

•	our expectations and statements regarding the pricing, market size, revenue opportunity and growth potential for OTIPRIO, and OTO-104 and OTO-311 if approved for commercial use;

•	our expectations and statements regarding physician adoption and use of OTIPRIO, and OTO-104 and OTO-311 if approved;

•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTO-104 and OTO-311 if approved;

•	our plans regarding the use of contract manufacturers for the production of OTIPRIO and our product candidates;

•	our ability to effectively manage our own sales and marketing capabilities in the United States and potentially in certain other markets, and to establish and effectively manage collaborative partnerships to commercialize our products in certain remaining markets;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the implementation of our business model, strategic plans for our business, products and technology;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

•	our expectations and estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the expansion of our facilities; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO™ (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, and commercial launch commenced in March 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway: AVERTS-1 in the United States and AVERTS-2 in the European Union (EU). Results of both Phase 3 trials are expected in the second half of 2017. OTO-311 is an N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $266.0 million.

In January 2016, we completed a public offering of 5,750,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 750,000 shares of common stock, at an offering price of $20.00 per share. Proceeds from the public offering were approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs.

We have never been profitable, and as of March 31, 2016, we had an accumulated deficit of $190.9 million. Our net losses were $26.8 million and $12.0 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to commercialize and develop OTIPRIO, and develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate that our expenses will increase substantially as we:

•	commercialize OTIPRIO in the United States;

•	conduct clinical development in additional indications for OTIPRIO;

•	conduct clinical development of OTO-104 and OTO-311;

•	conduct preclinical development of our other product candidates;

•	contract to manufacture our product candidates;

•	evaluate opportunities for development of additional product candidates;

•	maintain and expand our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, medical, operational, financial, sales and marketing and management personnel, to execute our business plan; and

•	operate as a public company.

We may require additional financing to obtain regulatory approval for OTO-104, OTO-311 and any other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively commercialize OTIPRIO. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been incurred for OTO-104, and $0.1 million has been incurred for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the U.S. Food and Drug Administration (FDA) for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end use customers of OTIPRIO for the approved indication. We are commercializing OTIPRIO using an internal sales force targeting the approximately 2,000 physicians and 800 facilities that we estimate account for nearly 70% of TTP surgeries in the United States.

During the initial launch period, recognition of revenue is deferred until OTIPRIO is sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the specialty distributors, and during which period we also provided extended payment terms to the specialty distributors. As of and for the three months ended March 31, 2016, we recorded OTIPRIO net product sales of approximately $13,000 and had a deferred product sales balance of approximately $129,000. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. We expect revenues to increase in the future due to increased OTIPRIO sales.

Prior to March 2016 we had not generated revenue. We do not expect to generate any revenue from any of our product candidates unless and until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Operating Expenses

Cost of product sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of OTIPRIO incurred following the receipt of regulatory approval, including third party manufacturing costs, allocation of overhead costs and royalty payments based on OTIPRIO sales. Costs incurred to manufacture OTIPRIO commercial supply following the receipt of FDA approval in December 2015 were capitalized to inventory during the three months ended March 31, 2016, when those costs were incurred. No commercial supply of OTIPRIO was manufactured prior to regulatory approval.

The cost of product sales for the three months ended March 31, 2016 relates to OTIPRIO sold through to the end users during this period. We expect our cost of product sales to increase in the future due to increased OTIPRIO sales.

Research and development expenses

Our research and development expenses primarily consist of costs associated with the continued clinical development of OTIPRIO for additional indications, and preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to contract research organizations (CROs) in connection with preclinical studies and clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed product candidates and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended March 31,
	2016	2015
Third-party development costs:
OTIPRIO	$3,309	$1,287
OTO-104	4,987	2,261
OTO-311	647	1,322

Total third-party development costs	8,943	4,870
Other unallocated internal research and development costs	4,929	3,737

Total research and development costs	$13,872	$8,607

We expect our research and development expenses to increase substantially for the foreseeable future as we pursue expanded indications for OTIPRIO and advance our other product candidates through their respective development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for expanded indications for OTIPRIO or for our product candidates. The probability of success will be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. We are responsible for all of the research and development costs for our programs.

Completion dates and completion costs can vary significantly for each of our clinical development programs and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of OTIPRIO and our product candidates. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We may need to raise substantial additional capital in the future to complete clinical development for OTIPRIO and our product candidates. We may enter into collaborative agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates, particularly in markets outside of the United States. We cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits, travel and stock-based compensation expense, and other related costs for our employees and consultants in executive, commercial, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, commercial activities for OTIPRIO and commercial preparation activities for our product candidates.

We expect our selling, general and administrative expenses to increase substantially as we have hired additional personnel to support commercialization of OTIPRIO and our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses.

Other Income

Other income primarily consists of interest income earned on cash and cash equivalents and short-term investments.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

We began to sell OTIPRIO in March 2016. As such, we identified an additional critical accounting policy as of March 31, 2016 related to revenue recognition, further described in Note 2 to the Condensed Financial Statements. There were no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth the significant components of our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Research and development	$13,872	$8,607	$5,265
Selling, general and administrative	12,995	3,501	9,494
Interest income	101	92	9

Research and development expenses. The increase of $5.3 million in research and development expenses was primarily due to: (i) a $2.8 million increase in clinical trial-related expenses for OTO-104 due to the initiation of the two Phase 3 clinical trials during November 2015 and March 2016; (ii) a $1.7 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount; (iii) a $1.0 million increase in clinical trial-related expenses for OTIPRIO due to the initiation in November 2015 of the open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes; and (iv) an increase of $0.5 million in preclinical expenses, lab supply costs and outside services, including consulting fees. These increases were partially offset by a $0.7 million decrease in development expenses related to OTO-311.

Selling, general and administrative expenses. The increase of $9.5 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $6.7 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $2.8 million increase in expenses for outside services, including OTIPRIO launch costs, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2016, we had an accumulated deficit of $190.9 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $266.0 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(26,492)	$(12,376)
Investing activities	4,368	(6,470)
Financing activities	107,745	80,078
Net increase (decrease) in cash	85,621	61,232

Operating activities. For both periods presented, the primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercial launch of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the three months ended March 31, 2016, we used cash in operating activities of $26.5 million, while our net loss was $26.8 million. The difference consisted of $3.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense and depreciation and amortization expense, together with a $2.7 million net change in our operating assets and liabilities.

During the three months ended March 31, 2015, we used cash in operating activities of $12.4 million, while our net loss was $12.0 million. The difference consisted of a $1.8 million net change in our operating assets and liabilities, partially offset by $1.4 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense.

Investing activities. Net cash provided by investing activities was $4.4 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, $9.2 million was provided by maturities of short-term investments which was partially offset by $4.8 million used to purchase short-term investments.

Net cash used in investing activities was $6.5 million during the three months ended March 31, 2015. During the three months ended March 31, 2015, $7.8 million was used to purchase short-term investments and $0.1 million was used for capital expenditures, which were partially offset by $1.4 million provided by maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $107.7 million and $80.1 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, proceeds from our public offering of common stock completed in January 2016 were $107.6 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.1 million for shares issued for stock option exercises.

During the three months ended March 31, 2015, proceeds from our follow-on public offering completed in January 2015 were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs.

Funding Requirements

We expect to continue to incur significant losses for the foreseeable future as we: (i) commercialize OTIPRIO and continue its development for additional indications; (ii) develop and seek regulatory approvals for our product candidates OTO-104 and OTO-311; and (iii) work to develop additional product candidates through research and development programs. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates if approved;

•	the costs related to manufacturing commercial supplies of OTIPRIO;

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	the timing and costs associated with manufacturing our product candidates for clinical trials, preclinical studies and for commercial sale;

•	the cost of building and maintaining sales, marketing and distribution capabilities for OTIPRIO and any products for which we may receive regulatory approval and commercialize, including related facilities expansion costs;

•	the number and characteristics of product candidates that we pursue;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation;

•	our need to expand our development activities, including our need and ability to hire additional employees;

•	the costs associated with being a public company;

•	the effect of competing technological and market developments; and

•	the cost of litigation, including potential patent litigation.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2016, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2016, we had cash and cash equivalents and short-term investments of $266.0 million which are comprised of cash in checking and savings accounts, money market funds and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Risk

To date, the vast majority of our contractual obligations have been denominated in U.S. dollars; however, we have contracts with contract research organizations (CROs) and investigational sites in countries within the European Union and are subject to fluctuations in foreign currency rates in connection with such contracts. In the future, we may contract with other CROs and investigational sites in foreign countries. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes in connection with such contracts.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, we implemented processes and internal controls to record revenue, cost of sales and inventory as a result of the commercial launch of OTIPRIO. The implementation of these processes resulted in changes to internal controls over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and recently launched a single product, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $26.8 million and $12.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $190.9 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and, although we have recently launched OTIPRIO, we may never generate revenue that is significant or large enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to commercialize OTIPRIO and obtain regulatory approval for OTO-104, OTO-311 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTO-104 and OTO-311. In particular, commercializing OTIPRIO and commencing and completing clinical trials for OTO-104 and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $266.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;

•	the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for OTO-104, OTO-311 or any future product candidates;

•	the cost of manufacturing OTIPRIO and our product candidates;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments; and

•	the cost of litigation, including any product liability or other lawsuits related to our products.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our sales and marketing, manufacturing or distribution capabilities or other activities that may be necessary to commercialize our product or product candidates, preclinical studies, clinical trials or other development activities.

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

The future success of OTIPRIO is primarily subject to the risks associated with manufacturing and commercialization, including risks associated with:

•	the ability to manufacture sufficient commercial supplies of OTIPRIO in compliance with current Good Manufacturing Practices (cGMP);

•	the ability of our sales organization to sell OTIPRIO;

•	our success in educating physicians, patients and caregivers about the benefits, administration and use of OTIPRIO;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for middle ear effusion at the time of TTP surgery, particularly the off-label use of multi-dose, multi-day antibiotic ear drops;

•	the demand for the treatment of middle ear effusion in patients requiring TTP surgery which is subject to seasonality, with higher volume in September through May;

•	the availability of coverage and adequate reimbursement for OTIPRIO;

•	our ability to obtain a J-Code and C-Code for OTIPRIO and the willingness of third-party payors to reimburse OTIPRIO based on the J-Code or C-Code;

•	the successful completion of clinical trials, regulatory approval, and commercialization of OTIPRIO for one or more label expansion indications;

•	our ability to enforce our intellectual property rights in and to OTIPRIO; and

•	a continued acceptable safety profile of OTIPRIO.

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

In addition to OTIPRIO, we have also invested substantial resources in the development of OTO-104. In May 2015, we announced results from a Phase 2b clinical trial evaluating OTO-104 in patients with unilateral Ménière’s disease. We completed our End-of-Phase 2 meeting with the FDA and are conducting two parallel Phase 3 clinical trials in Ménière’s disease. We initiated the first Phase 3 clinical trial in the United States in the fourth quarter of 2015 (AVERTS-1), and we initiated the second clinical trial in the EU during the first quarter of 2016 (AVERTS-2). We have completed enrollment in a multiple-dose clinical safety trial for OTO-104 in Ménière’s patients in the United Kingdom (UK) and plan to initiate one or more additional multiple-dose safety studies during 2016 to satisfy our multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in Ménière’s disease patients.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•	the successful implementation, enrollment and completion of AVERTS-1 and AVERTS-2 parallel Phase 3 clinical trials that demonstrate the safety and efficacy of OTO-104;

•	the use and adequacy of patient reported outcomes in our Phase 3 clinical trials;

•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTO-104 in these clinical trials;

•	the successful implementation, enrollment and completion of one or more additional open-label safety studies and the ongoing multiple-dose clinical safety trial in the UK; and

•	the ability to submit an NDA for regulatory approval to the FDA without the need for any additional clinical trials.

If we are able to successfully complete the necessary clinical trials for OTO-104, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

•	the successful completion of all non-clinical studies required to support regulatory approval by the FDA;

•	the timing of review, as the FDA’s grant of Fast Track designation for OTO-104 does not guarantee priority review;

•	the FDA’s acceptance of our NDA submission for OTO-104;

•	the successful and timely receipt of necessary marketing approval from the FDA to allow us to begin commercializing OTO-104 in the United States;

•	the ability to manufacture commercial supplies of OTO-104 in compliance with cGMP;

•	the ability of our sales organization to sell OTO-104;

•	our success in educating physicians and patients about the benefits, administration and use of OTO-104;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for Ménière’s disease;

•	patient demand for the treatment of Ménière’s disease;

•	the availability of coverage and adequate reimbursement for OTO-104;

•	our ability to enforce our intellectual property rights in and to OTO-104; and

•	a continued acceptable safety profile of OTO-104 following approval.

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

We have in the past experienced delays in our ongoing clinical trials and we may in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a clinical trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites;

•	obtain and maintain institutional review board (IRB) approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a clinical trial;

•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol and comply with Good Clinical Practices (GCP) or continue to participate in a clinical trial;

•	address any patient safety concerns that arise during the course of a clinical trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or

•	have sufficient capital to fund a clinical trial.

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

For example, OTO-104 was previously subject to Full Clinical Hold that was removed in July 2013 and then subject to Partial Clinical Hold that was removed in June 2014. The removal of Full Clinical Hold allowed us to initiate the Phase 2b clinical trial. As a result of OTO-104 being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.

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

The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the requested indication;

•	the FDA’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;

•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s determination that additional preclinical or clinical trials are required;

•	the FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;

•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract, or our inability to manufacture our product candidates pursuant to cGMP; or

•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

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

OTIPRIO and our product candidates, if approved, will face significant competition in the biopharmaceutical industry, and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Kyorin Pharmaceutical Co. Ltd., Laboratorios Salvat SA, Merz Pharmaceuticals GmbH, Novartis AG, Otic Pharma Ltd., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc. and Synphora AB, are conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

We and the third parties upon which we rely are required to comply with GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before reviewing or approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations.

In addition, our clinical trials must be conducted with drug supply produced under cGMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. In order for our clinical trials to be carried out effectively and efficiently, it is imperative that our CROs and other third parties communicate and coordinate with one another. Moreover, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. Our CROs and other third parties may terminate their agreements with us upon as few as 30 days’ notice under certain circumstances. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Switching or adding CROs, clinical investigators or other third parties can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, clinical investigators and other third parties there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely completely on third parties to manufacture our preclinical, clinical drug supplies and commercial supplies of OTIPRIO and any other approved products.

We outsource the manufacture of OTIPRIO and our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of OTIPRIO or our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of OTIPRIO or our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of OTIPRIO or a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer, could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OTIPRIO or our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of OTIPRIO or our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to market and generate revenue from OTIPRIO and develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for OTIPRIO or our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

As we commercialize OTIPRIO and our product candidates, if approved, we may encounter issues with manufacturing.

We have limited experience manufacturing OTIPRIO for commercial use, and our product candidates have never been manufactured for commercial use. There are risks associated with manufacturing for commercial use including, among others, potential problems with forecasting and cost overruns, process reproducibility, storage availability, stability issues, lot consistency and timely availability of materials. We cannot assure you that our contract manufacturers will be able to manufacture OTIPRIO or any approved product to specifications acceptable to the FDA or foreign regulatory authorities, or to produce it in sufficient quantities to meet the market demand. We have in the past, and may in the future, manufacture batches of OTIPRIO that do not meet the appropriate specifications and cannot be used. If our contract manufacturers are unable to successfully produce sufficient quantities of OTIPRIO or any approved product for commercialization, our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our ability to market OTIPRIO is limited to its approved indication, and our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

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

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, OTIPRIO is approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, and we cannot promote the use of our product in a manner that is inconsistent with the approved label. However, physicians are able to, in their independent medical judgment, use OTIPRIO on their patients in an off-label manner, such as for the treatment of other otic indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The federal government and regulatory authorities have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the federal government or regulatory authorities to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

To establish our sales and marketing infrastructure and expand our development and commercial support capabilities, we have increased the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2016, we had 131 full-time employees, including 45 employees engaged in research and development, 30 employees engaged in commercialization and 40 sales representatives. As we advance our product candidates through the development process and commercialize OTIPRIO, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize OTIPRIO. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We have recently established the pricing for OTIPRIO, and we do not know how the market will react to such pricing. We have applied for a unique J-Code and a unique C-Code for OTIPRIO, and intend to apply for a unique J-Code for OTO-104 and OTO-311 to the U.S. Centers for Medicare and Medicaid Services (CMS). In April 2016, CMS issued a preliminary decision against approval of a J-Code for OTIPRIO which is not final and is subject to change. A presentation supporting issuance of the J-Code for OTIPRIO will be made at a public meeting in mid-May 2016. We cannot assure you that a J-Code or C-Code will be issued by CMS for OTIPRIO or that J-Codes will be issued for OTO-104 and OTO-311, if approved. Even if unique codes are issued by CMS, we cannot assure you that third-party payors will provide reimbursement according to the J-Code or C-Code. If a J-Code or C-Code is not issued or the J-Code or C-Code are issued but not reimbursed by third-party payors then the cost of these drugs will be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-104 and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J-Code or C-Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our products profitably, if approved. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict if or how these or future initiatives may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in the San Diego area and we have a small office space in Alamo, California, each of which in the past has experienced severe earthquakes. We do not carry earthquake insurance. The San Diego area has also experienced serious wildfires. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as product development and research efforts for our current product candidates and finance records, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the most recent global financial crisis which caused extreme volatility and disruptions in the capital and credit markets, could result in a variety of risks to our business and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers and third-party payors to delay making payments for our services. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition to the protection afforded by patents, we also rely on trade secret protection to protect proprietary know-how that may not be patentable or that we elect not to patent, processes for which patents may be difficult to obtain or enforce, and any other elements of our product and product candidates, and our product development processes (such as manufacturing and formulation technologies) that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business. Furthermore, trade secret protection does not prevent competitors from independently developing substantially equivalent information and techniques, and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. The FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare, and Medicaid Remuneration has been broadly defined to include anything of value, including, but not limited to, cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States or abroad may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress in the United States or by governments in foreign jurisdictions that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA or foreign regulatory agency regulations and guidance are often revised or reinterpreted by the FDA or the applicable foreign regulatory agency in ways that may significantly affect our business and our product and product candidates. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;

•	results from or delays in clinical trials of our product candidates;

•	announcements of regulatory approval or disapproval of our product candidates;

•	commercialization of our products;

•	FDA or other regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners;

•	limited trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

If securities or industry analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced in part on the research and reports that equity research analysts publish about us and our business. Although certain equity research analysts currently cover us, we do not have any control of the analysts or the content and opinions included in their reports or whether any such analysts will continue to, or whether new analysts will, cover us for any given period of time. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analyst ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. On March 18, 2015, we filed a registration statement on Form S-8 registering 1,058,663 additional shares of common stock under our 2014 Plan and 317,599 additional shares of common stock under our ESPP. On March 7, 2016, we filed a registration statement on Form S-8 registering 1,216,520 additional shares of common stock under our 2014 Plan and 364,956 additional shares of common stock under our ESPP. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of March 31, 2016, options to purchase 1,498,436 shares of our common stock were exercisable.

As of March 31, 2016, certain holders of approximately 6,042,275 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of March 31, 2016, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 56.1% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our charter documents contain other provisions that could have an anti-takeover effect, including provisions that:

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	provide that our directors may only be removed for cause;

•	eliminate cumulative voting in the election of directors;

•	authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;

•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•	prohibit stockholders from calling a special meeting of stockholders;

•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•	authorize our board of directors, by a majority vote, to amend the bylaws; and

•	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

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

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We need to disclose any material weaknesses identified by our management in our internal control over financial reporting, and when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Our first report on compliance with Section 404 was furnished in connection with our financial statements for the year ending December 31, 2015.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404, and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2015 or for any other period. Accordingly, no such opinion was expressed.

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

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or NASDAQ, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or NASDAQ, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

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

OTONOMY, INC.

Date: May 9, 2016	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 9, 2016	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.