Form 10-Q
period 2016-06-30
Otonomy, Inc.
filed 2016-08-04
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 29, 2016 was 30,168,470.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,569	$158,664
Short-term investments	192,451	26,172
Accounts receivable, net	2	—
Inventory	913	—
Prepaid and other current assets	5,647	3,319

Total current assets	245,582	188,155
Restricted cash	696	695
Property and equipment, net	3,478	3,094
Other long-term assets	696	1,086

Total assets	$250,452	$193,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$800	$3,450
Accrued expenses	5,628	4,551
Accrued compensation	4,110	3,189
Deferred product sales, net	79	—
Current portion of deferred rent	85	101

Total current liabilities	10,702	11,291
Deferred rent, net of current portion	305	205

Total liabilities	11,007	11,496

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 30,158,842 and 24,330,402 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30	24
Additional paid-in capital	459,939	345,647
Accumulated other comprehensive income	52	—
Accumulated deficit	(220,576)	(164,137)

Total stockholders’ equity	239,445	181,534

Total liabilities and stockholders’ equity	$250,452	$193,030

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Product sales, net	$76	$—	$89	$—
Operating expenses:
Cost of product sales	395	—	404	—
Research and development	16,742	7,289	30,614	15,896
Selling, general and administrative	12,846	5,352	25,841	8,853

Total operating expenses	29,983	12,641	56,859	24,749

Loss from operations	(29,907)	(12,641)	(56,770)	(24,749)
Other income:
Interest income	231	97	332	189
Other expense	—	—	(1)	(1)

Total other income	231	97	331	188

Net loss	$(29,676)	$(12,544)	$(56,439)	$(24,561)

Net loss per share, basic and diluted	$(0.98)	$(0.52)	$(1.90)	$(1.04)

Weighted-average shares used to compute net loss per share, basic and diluted	30,128,150	24,139,791	29,728,477	23,670,508

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net loss	$(29,676)	$(12,544)	$(56,439)	$(24,561)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	52	—	52	—

Comprehensive loss	$(29,624)	$(12,544)	$(56,387)	$(24,561)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(56,439)	$(24,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	124
Stock-based compensation	5,962	3,101
Amortization of discount or premium on short-term investments	206	14
Deferred rent	84	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	—
Inventory	(913)	—
Prepaid and other assets	(1,938)	(2,977)
Accounts payable	(2,749)	(1,706)
Accrued expenses	872	1,578
Accrued compensation	921	893
Deferred product sales, net	79	—

Net cash used in operating activities	(53,597)	(23,538)

Cash flows from investing activities:
Purchases of short-term investments	(189,695)	(16,697)
Maturities of short-term investments	23,262	11,308
Purchases of property and equipment	(400)	(488)
Increase in restricted cash	(1)	(695)

Net cash used in investing activities	(166,834)	(6,572)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	108,198	80,358
Proceeds from exercise of stock options, net of early exercise liability	138	221
Proceeds from exercise of common stock warrants	—	15

Net cash provided by financing activities	108,336	80,594

Net change in cash	(112,095)	50,484
Cash and cash equivalents at beginning of period	158,664	139,810

Cash and cash equivalents at end of period	$46,569	$190,294

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$304	$106

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

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2016, the Company had cash, cash equivalents and short-term investments of $239.0 million and an accumulated deficit of $220.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTO-104 and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses as a component of other comprehensive loss within the condensed statements of comprehensive loss and as a separate component of stockholders’ equity on the condensed balance sheet.

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

Inventory

Inventory, which is stated at the lower of cost or market, is based on actual cost in a manner that approximates the first-in, first-out method. Inventories consist of OTIPRIO finished goods and raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value, less cost to sell. There are no such reserves as of June 30, 2016.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals during the six months ended June 30, 2016 and 2015.

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

During the initial launch period, the Company defers the recognition of revenue and the related cost of product sales until the product is sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors. Deferred product sales related to OTIPRIO are recorded as a liability in the condensed balance sheet and deferred cost of product sales related to OTIPRIO are recorded as a component of inventory in the condensed balance sheet.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three and Six Months Ended June 30,
	2016	2015
Warrants to purchase common stock	141,060	141,060
Unvested restricted common stock subject to repurchase	—	8,296
Options to purchase common stock	4,760,723	3,128,990

	4,901,783	3,278,346

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

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $27.9 million and $8.9 million as of June 30, 2016 and December 31, 2015, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Market Value	Unrealized Gain
June 30, 2016:
U.S. Treasury securities	$40,163	$40,173	$10
U.S. government sponsored enterprise securities	136,653	136,695	42
Certificates of deposit	15,583	15,583	—

	$192,399	$192,451	$52

December 31, 2015:
Certificates of deposit	$26,172	$26,172	$—

	$26,172	$26,172	$—

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2016. All of the Company’s available-for-sale investment securities mature within one year and there have been no significant realized gains or losses on available-for-sale securities for the periods presented.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid clinical trial costs	$3,351	$2,024
Other	2,296	1,295

Total	$5,647	$3,319

Inventory

Inventory is comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$159	$—
Finished goods	696	—
Deferred cost of product sales	58	—

Total	$913	$—

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Laboratory equipment	$2,677	$2,409
Manufacturing equipment	1,444	1,330
Computer equipment and software	352	303
Leasehold improvements	383	123
Office furniture	74	61

	4,930	4,226
Less: accumulated depreciation and amortization	(1,452)	(1,132)

Total	$3,478	$3,094

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued clinical trial costs	$2,568	$1,763
Accrued other	3,060	2,788

Total	$5,628	$4,551

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

Under one of these agreements, the Company has achieved six development milestones and one regulatory milestone, totaling $2.8 million, related to its clinical trials for OTIPRIO, OTO-104 and OTO-311. The Company may be obligated to make additional milestone payments under these agreements as follows (in thousands):

Development	$2,100
Regulatory	10,150
Commercialization	1,000

Total	$13,250

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2016, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized in research and development under the Company’s intellectual property license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
License and other fees	$50	$6	$71	$12
Milestone fees	—	—	—	1,000

Total license and related fees	$50	$6	$71	$1,012

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

The Company held no liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2016:
Assets
Money market funds	$24,634	$24,634	$—	$—
U.S. Treasury securities	40,173	40,173	—
U.S. government sponsored enterprise securities	136,695	—	136,695
Certificates of deposit	15,583	—	15,583	—

	$217,085	$64,807	$152,278	$—

December 31, 2015:
Assets
Money market funds	$8,020	$8,020	$—	$—
Certificates of deposit	27,083	—	27,083	—

	$35,103	$8,020	$27,083	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2016	2015
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	4,760,723	3,413,142
Common stock options available for future grant	1,967,016	2,131,646
Common stock reserved for issuance under ESPP	968,516	648,431

Total common stock reserved for future issuance	7,837,315	6,334,279

8. Stock-Based Compensation

The 2014 Plan permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Options granted under the 2014 Plan are generally scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the common stock as of the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2016 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	3,413	$14.86
Granted	1,423	$14.60
Exercised	(34)	$3.79
Forfeited	(41)	$21.41

Outstanding as of June 30, 2016	4,761	$14.80

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product sales	$4	$—	$4	$—
Research and development	778	$723	1,425	$1,275
Selling, general and administrative	2,444	1,035	4,533	1,826

Total stock-based compensation	$3,226	$1,758	$5,962	$3,101

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

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $239.0 million.

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

We have never been profitable, and as of June 30, 2016, we had an accumulated deficit of $220.6 million. Our net losses were $29.7 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively, and $56.4 million and $24.6 million for the six months ended June 30, 2016 and 2015, respectively. Substantially all of our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTO-104, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

During the initial launch period, recognition of revenue is deferred until OTIPRIO is sold to the end users due to the inherent uncertainties in estimating normal channel inventory at the specialty distributors. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. We expect revenues to increase in the future due to increased OTIPRIO sales.

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

Research and development expenses

Our research and development expenses primarily consist of costs associated with the continued clinical development of OTIPRIO for additional indications, and preclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	external development expenses incurred under arrangements with third parties, such as fees paid to contract research organizations (CROs) in connection with preclinical studies and clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;

•	payments related to licensed product candidates and technologies;

•	costs related to compliance with drug development regulatory requirements; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Third-party development costs:
OTIPRIO	$5,523	$1,117	$8,832	$3,404
OTO-104	5,875	1,773	10,862	4,034
OTO-311	475	996	1,122	2,318

Total third-party development costs	11,873	3,886	20,816	9,756
Other unallocated internal research and development costs	4,869	3,403	9,798	6,140

Total research and development costs	$16,742	$7,289	$30,614	$15,896

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

Completion dates and completion costs can vary significantly for each of our clinical development programs and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of OTIPRIO and our product candidates. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We may need to raise substantial additional capital in the future to commercialize and complete the clinical development of OTIPRIO and complete the development and commercialization of our product candidates. We may enter into collaborative agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates, particularly in markets outside of the United States. We cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

We began to sell OTIPRIO in March 2016. As such, we identified an additional critical accounting policy as of March 31, 2016 related to revenue recognition, further described in Note 2 to the Condensed Financial Statements. There were no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth the significant components of our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Product sales, net	$76	$—	$76
Cost of product sales	395	—	395
Research and development	16,742	7,289	9,453
Selling, general and administrative	12,846	5,352	7,494
Interest income	231	97	134

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end use customers of OTIPRIO for the approved indication. During the initial launch period, recognition of revenue is deferred until OTIPRIO is sold to the end users due to the inherent uncertainties in estimating normal channel inventory at the specialty distributors. For the three months ended June 30, 2016, our net product sales represent revenues for OTIPRIO sold through to the end users during this period. As of June 30, 2016, the deferred product sales balance was approximately $79,000. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of OTIPRIO incurred following the receipt of regulatory approval in December 2015, including third party manufacturing costs, allocation of overhead costs and royalty payments based on OTIPRIO sales. Cost of product sales for the three months ended June 30, 2016 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing the initial commercial lots of OTIPRIO available for sale. As of June 30, 2016, the deferred cost of product sales balance was approximately $58,000.

Research and development expenses. The increase of $9.5 million in research and development expenses was primarily due to: (i) a $4.2 million increase in clinical trial-related expenses for OTIPRIO due to the initiation in November 2015 of the open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes and for OTIPRIO label expansion trials in acute otitis externa (initiated during June 2016) and AOMT (initiated during March 2016); (ii) a $4.1 million increase in clinical trial-related expenses for OTO-104 primarily due to the initiation of the two Phase 3 clinical trials during November 2015 and March 2016; (iii) a $0.6 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount; and (iv) an increase of $1.1 million in preclinical expenses, lab supply costs and outside services, including consulting fees. These increases were partially offset by a $0.5 million decrease in development expenses related to OTO-311.

Selling, general and administrative expenses. The increase of $7.5 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $6.6 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $0.9 million increase in expenses for outside services, including OTIPRIO launch costs, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth the significant components of our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Product sales, net	$89	$—	$89
Cost of product sales	404	—	404
Research and development	30,614	15,896	14,718
Selling, general and administrative	25,841	8,853	16,988
Interest income	332	189	143

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end use customers of OTIPRIO for the approved indication. During the initial launch period, recognition of revenue is deferred until OTIPRIO is sold to the end users due to the inherent uncertainties in estimating normal channel inventory at the specialty distributors. For the six months ended June 30, 2016, our net product sales represent revenues for OTIPRIO sold through to the end users during this period. As of June 30, 2016, the deferred product sales balance was approximately $79,000. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of OTIPRIO incurred following the receipt of regulatory approval in December 2015, including third party manufacturing costs, allocation of overhead costs and royalty payments based on OTIPRIO sales. Cost of product sales for the six months ended June 30, 2016 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing the initial commercial lots of OTIPRIO available for sale. As of June 30, 2016, the deferred cost of product sales balance was approximately $58,000.

Research and development expenses. The increase of $14.7 million in research and development expenses was primarily due to: (i) a $6.8 million increase in clinical trial-related expenses for OTO-104 primarily due to the initiation of the two Phase 3 clinical trials during November 2015 and March 2016; (ii) a $5.6 million increase in clinical trial-related expenses for OTIPRIO due to the initiation during November 2015 of the open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes and for OTIPRIO label expansion trials in acute otitis externa (initiated during June 2016) and AOMT (initiated during March 2016); (iii) a $3.1 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount; (iv) an increase of $0.8 million in preclinical expenses, lab supply costs and outside services, including consulting fees; and (v) a $0.6 million increase in manufacturing research and development costs for OTIPRIO. These increases were partially offset by a $1.2 million decrease in development expenses related to OTO-311 and a $1.0 million decrease in OTIPRIO clinical trial-related expenses due to the $1.0 million regulatory milestone which was met when we submitted the OTIPRIO NDA to the FDA in February 2015, compared to no regulatory milestones met during the six months ended June 30, 2016.

Selling, general and administrative expenses. The increase of $17.0 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $13.3 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $3.7 million increase in expenses for outside services, including OTIPRIO launch costs, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $220.6 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to increase substantially for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $239.0 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(53,597)	$(23,538)
Investing activities	(166,834)	(6,572)
Financing activities	108,336	80,594
Net increase (decrease) in cash	(112,095)	50,484

Operating activities. For both periods presented, the primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the six months ended June 30, 2016, we used cash in operating activities of $53.6 million, while our net loss was $56.4 million. The difference consisted of $6.5 million of non-cash adjustments, primarily comprised of stock-based compensation expense, together with a $3.7 million net change in our operating assets and liabilities.

During the six months ended June 30, 2015, we used cash in operating activities of $23.5 million, while our net loss was $24.6 million. The difference consisted of the $2.1 million net change in our operating assets and liabilities, partially offset by $3.2 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense.

Investing activities. Net cash used in investing activities was $166.8 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, $189.7 million was used to purchase short-term investments and $0.4 million was used for capital expenditures, which were partially offset by $23.3 million provided by maturities of short-term investments.

Net cash used in investing activities was $6.6 million during the six months ended June 30, 2015. During the six months ended June 30, 2015, $16.7 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $0.5 million was used for capital expenditures, which were partially offset by $11.3 million provided by maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $108.3 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, proceeds from our public offering of common stock completed in January 2016 were $107.6 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.7 million for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $80.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, proceeds from our follow-on public offering completed in January 2015 were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.6 million for shares issued for stock option exercises and under our employee stock purchase plan.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates if approved;

•	the costs related to manufacturing commercial supplies of OTIPRIO;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in one or more label expansion indications;

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	the timing and costs associated with manufacturing our product candidates for clinical trials, preclinical studies and for commercial sale;

•	the cost of building and maintaining sales, marketing and distribution capabilities for OTIPRIO and any products for which we may receive regulatory approval and commercialize, including related facilities expansion costs;

•	the number and characteristics of product candidates that we pursue;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation;

•	our need to expand our development activities, including our need and ability to hire additional employees;

•	the costs associated with being a public company;

•	the effect of competing technological and market developments; and

•	the cost of litigation, including potential patent litigation.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2016, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2016, we had cash and cash equivalents and short-term investments of $239.0 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities, certificates of deposit and U.S. government sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and recently launched a single product, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $29.7 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively, and $56.4 million and $24.6 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $220.6 million.

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

We may require additional financing to commercialize OTIPRIO, obtain regulatory approval for OTIPRIO in additional indications, and obtain regulatory approval for OTO-104, OTO-311 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTO-104 and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTO-104 and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $239.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;

•	the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in one or more label expansion indications;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for OTO-104, OTO-311 or any future product candidates;

•	the cost of manufacturing OTIPRIO and our product candidates;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments; and

•	the cost of litigation, including any product liability or other lawsuits related to our products.

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

The future success of OTIPRIO is primarily subject to the risks associated with manufacturing and commercialization, including risks associated with:

•	the ability to manufacture sufficient commercial supplies of OTIPRIO in compliance with current Good Manufacturing Practices (cGMP);

•	the ability of our sales organization to sell OTIPRIO;

•	our success in educating physicians, patients and caregivers about the benefits, administration and use of OTIPRIO;

•	our success in gaining formulary approval in hospitals and access in ambulatory surgery centers where TTP surgeries are performed;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for middle ear effusion at the time of TTP surgery, particularly the off-label use of multi-dose, multi-day antibiotic ear drops;

•	the demand for the treatment of middle ear effusion in patients requiring TTP surgery which is subject to seasonality, with higher than average volume in December through May;

•	the availability of coverage and adequate reimbursement for OTIPRIO;

•	our ability to obtain a J-Code for OTIPRIO and the willingness of third-party payors to reimburse OTIPRIO based on the J-Code or C-Code;

•	the successful completion of clinical trials, regulatory approval, and commercialization of OTIPRIO for one or more label expansion indications;

•	our ability to enforce our intellectual property rights in and to OTIPRIO; and

•	a continued acceptable safety profile of OTIPRIO.

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

We are also dependent upon the clinical, regulatory and commercial success of OTO-104 for Ménière’s disease and other potential indications including cisplatin-induced hearing loss.

In addition to OTIPRIO, we have also invested substantial resources in the development of OTO-104. We are currently conducting two Phase 3 trials for OTO-104 in patients with Ménière’s disease, AVERTS-1 in the United States and AVERTS-2 in the European Union. We are also conducting several multiple-dose safety studies to satisfy our repeat dose clinical safety requirement. In addition, we intend to initiate clinical development for OTO-104 in a second indication, the prevention of hearing loss associated with cisplatin chemotherapy. We expect to initiate a Phase 2 feasibility trial for OTO-104 in this indication in the second half of 2016.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•	the successful implementation, enrollment and completion of AVERTS-1 and AVERTS-2 parallel Phase 3 clinical trials that demonstrate the safety and efficacy of OTO-104;

•	the use and adequacy of patient reported outcomes in our Phase 3 clinical trials;

•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTO-104 in these clinical trials;

•	the successful implementation, enrollment and completion of several multiple-dose, open-label clinical safety studies; and

•	the ability to submit an NDA for regulatory approval to the FDA without the need for any additional clinical trials.

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

Although we are focused upon commercialization and continued clinical development of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTO-104, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have initiated a Phase 1 clinical safety trial for OTO-311, and we have acquired the rights to multiple product candidates for our fourth development program, which will target age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with preclinical and clinical development, including the risks associated with:

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

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTO-104 and OTO-311, or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. Treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, our approved indication for OTIPRIO, is currently addressed with the off-label use of antibiotic ear drops. However, antibiotic ear drops are approved for the label expansion indications we are pursuing for OTIPRIO. There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed indication for OTO-104 is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and other potential indications, or to elect to utilize OTO-104 for Ménière’s disease or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

•	the cost, safety and effectiveness of our products as compared to other products or treatments;

•	physician willingness to adopt a new treatment in lieu of other products or treatments;

•	ability to gain utilization in facilities responsible for purchasing our products;

•	the extent to which physicians recommend our products to their patients;

•	patient or caregiver sentiment about the benefits and risks of our products;

•	proper training and administration of our products by physicians and medical staff, such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the procedural risks of IT injection;

•	overcoming any biases physicians or patients may have in favor of other products or treatments;

•	patient preference for non-injectable treatments;

•	patient or caregiver satisfaction with the results and administration of our product and overall treatment experience, including relative convenience and ease of administration;

•	the effectiveness of our sales and marketing efforts;

•	demand for the treatment of the relevant diseases or disorders;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	the prevalence and severity of any adverse events;

•	the revenue and profitability that our products will offer a physician as compared to other products or treatments;

•	the availability of coverage and adequate reimbursement by third-party payors and government authorities; and

•	general patient or caregiver confidence, which may be impacted by economic and political conditions.

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that demonstrates with substantial evidence the safety and efficacy of the product for the intended indication. Other than OTIPRIO in the United States, we have not yet obtained regulatory approval to market any of our other product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals.

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

Use of our product or product candidates could be associated with undesirable side effects or adverse events, that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Kyorin Pharmaceutical Co. Ltd., Laboratorios Salvat SA, Novartis AG, Otic Pharma Ltd., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc. and Synphora AB, are conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OTIPRIO or our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of OTIPRIO or our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to market and generate revenue from OTIPRIO and develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for OTIPRIO or our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and is being evaluated for potential label expansion in acute otitis externa and AOMT. We are developing OTO-104 for the treatment of vertigo associated with Ménière’s disease and are evaluating OTO-104 for the prevention of hearing loss associated with cisplatin chemotherapy, and are developing OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

As of June 30, 2016, we had 140 full-time employees, including 53 employees engaged in research and development, 30 employees engaged in commercialization and 40 sales representatives. As we advance our product candidates through the development process and commercialize OTIPRIO, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize OTIPRIO. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We have recently established the pricing for OTIPRIO, and we do not know how the market will react to such pricing. We recently received a unique C-Code and have applied for a unique J-Code for OTIPRIO, and intend to apply for a unique J-Code for OTO-104 and OTO-311 to the U.S. Centers for Medicare and Medicaid Services (CMS). In April 2016, CMS issued a preliminary decision against approval of a J-Code for OTIPRIO which is not final and is subject to change. A presentation supporting issuance of the J-Code for OTIPRIO was made at a public meeting in mid-May 2016. We cannot assure you that a J-Code will be issued by CMS for OTIPRIO or that J-Codes will be issued for OTO-104 and OTO-311, if approved. Even if unique codes are issued by CMS, we cannot assure you that third-party payors will provide reimbursement according to the J-Code or C-Code. If a J-Code is not issued or the J-Code or C-Code are issued but not reimbursed by third-party payors then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-104 and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J-Code or C-Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal, state and foreign healthcare fraud and abuse laws, or (iv) laws that require the reporting of financial information or data accurately. Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, education, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, as well as various compliance policies and procedures, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, a significant portion of our patent portfolio for our product and product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a significant portion of the patent portfolio for OTIPRIO, OTO-104 and OTO-311. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTO-104 and OTO-311 as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;

•	results from or delays in clinical trials of our product candidates or product candidates of companies that are perceived to be similar to us;

•	announcements of regulatory approval or disapproval of our product candidates;

•	commercialization of our products;

•	FDA or other regulatory actions affecting us or our industry;

•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;

•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our potential relationships with strategic partners;

•	limited trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

On August 13, 2014, we filed a registration statement on Form S-8 registering 2,093,580 shares of common stock reserved for issuance pursuant to awards outstanding under our Amended and Restated 2010 Equity Incentive Plan, 2,606,875 shares of common stock reserved for issuance pursuant to future awards under our 2014 Plan, and 380,000 shares reserved for issuance pursuant to future awards under our ESPP. On March 18, 2015, we filed a registration statement on Form S-8 registering 1,058,663 additional shares of common stock under our 2014 Plan and 317,599 additional shares of common stock under our ESPP. On March 7, 2016, we filed a registration statement on Form S-8 registering 1,216,520 additional shares of common stock under our 2014 Plan and 364,956 additional shares of common stock under our ESPP. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144. As of June 30, 2016, options to purchase 1,785,114 shares of our common stock were exercisable.

As of June 30, 2016, certain holders of approximately 6,042,275 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2016, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 52.0% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Resignation of Director

On July 29, 2016, Chau Q. Khuong resigned as a member of our board of directors and from his positions on the audit and compensation committees. The decision of Mr. Khuong to resign is not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. We greatly appreciate the contributions Mr. Khuong has made to Otonomy.

Election of Director

On August 2, 2016, our board of directors appointed Iain McGill to the board of directors, filling the vacancy created as a result of Mr. Khuong’s resignation, and to the audit committee of the board of directors. Mr. McGill will serve as a Class III director, with a term expiring at the Company’s 2017 annual meeting of stockholders.

Mr. McGill currently serves as Senior Vice President, Jazz Pharmaceuticals Europe and Rest of World for Jazz Pharmaceuticals Public Limited Company, an international biopharmaceutical company, since March 2015. From March 2014 to March 2015, Mr. McGill served as Head of EUSA Pharma and Senior Vice President, Jazz Pharmaceuticals, and as Chief Commercial Officer, EUSA Pharma, a specialty pharmaceutical company, from June 2012 to March 2014, when he joined Jazz Pharmaceuticals in connection with its acquisition of EUSA Pharma. From October 2011 to June 2012, Mr. McGill served as Chief Commercial Officer at EUSA Pharma (Europe) Ltd. From August 2010 to September 2011, he served as President Europe, International & Global Marketing of EUSA Pharma (Europe) Ltd, and from January 2010 to July 2010, as President of Europe. From 2006 to 2009, Mr. McGill served as Vice President and Global Business Manager at Wyeth, a pharmaceutical company acquired by Pfizer Inc. Mr. McGill holds a Bachelor of Science degree in Biochemistry from the University of London.

In accordance with our policy, Mr. McGill will receive annual cash compensation of $35,000 for his services as a member of the board of directors and an additional $7,500 per year for service as an audit committee member, each payable quarterly in arrears on a pro-rata basis, and on August 2, 2016, Mr. McGill was automatically granted an option to purchase 25,000 shares of common stock, which shall vest as to one-third of the shares subject thereto on each anniversary of the award’s grant date, provided that he remains a service provider through the applicable vesting date.

Beginning with our annual meeting of stockholders in 2017, Mr. McGill will be eligible for equity awards on the same terms as other continuing non-employee members of the board of directors. Currently, our policy provides that on the date of each annual meeting of stockholders, each non-employee director who has been a director for three months or more on the date of the annual meeting will automatically be granted an option to purchase 15,000 shares of common stock. Each annual option award will vest fully on the date of the next annual meeting of stockholders held after the date of grant, provided that such director remains a service provider through the applicable vesting date. We will also reimburse Mr. McGill for all expenses associated with attending meetings of the board of directors and committees.

Mr. McGill also executed our standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.1 to the Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-197365) filed with the Securities and Exchange Commission on August 1, 2014.

There is no arrangement or understanding between Mr. McGill and any other persons pursuant to which Mr. McGill was elected as a director. In addition, Mr. McGill is not a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTONOMY, INC.

Date: August 4, 2016	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 4, 2016	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.