Form 10-Q
period 2016-09-30
Otonomy, Inc.
filed 2016-11-03
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 27, 2016 was 30,194,467.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,760	$158,664
Short-term investments	195,504	26,172
Accounts receivable, net	87	—
Inventory	1,741	—
Prepaid and other current assets	5,652	3,319
Total current assets	222,744	188,155
Restricted cash	696	695
Property and equipment, net	4,075	3,094
Other long-term assets	868	1,086
Total assets	$228,383	$193,030
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$934	$3,450
Accrued expenses	6,794	4,551
Accrued compensation	4,886	3,189
Current portion of deferred rent	59	101
Total current liabilities	12,673	11,291
Deferred rent, net of current portion	371	205
Total liabilities	13,044	11,496
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 30,190,254 and 24,330,402 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30	24
Additional paid-in capital	463,418	345,647
Accumulated other comprehensive income	39	—
Accumulated deficit	(248,148)	(164,137)
Total stockholders' equity	215,339	181,534
Total liabilities and stockholders' equity	$228,383	$193,030

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Product sales, net	$321	$—	$410	$—
Operating expenses:
Cost of product sales	351	—	755	—
Research and development	15,944	9,589	46,558	25,485
Selling, general and administrative	11,884	6,492	37,725	15,345
Total operating expenses	28,179	16,081	85,038	40,830
Loss from operations	(27,858)	(16,081)	(84,628)	(40,830)
Other income:
Interest income	286	116	618	305
Other expense	—	—	(1)	(1)
Total other income	286	116	617	304
Net loss	$(27,572)	$(15,965)	$(84,011)	$(40,526)
Net loss per share, basic and diluted	$(0.91)	$(0.66)	$(2.81)	$(1.70)
Weighted-average shares used to compute net loss per share, basic and diluted	30,173,915	24,197,160	29,878,040	23,847,988

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net loss	$(27,572)	$(15,965)	$(84,011)	$(40,526)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities, net of tax	(13)	—	39	—
Comprehensive loss	$(27,585)	$(15,965)	$(83,972)	$(40,526)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net loss	$(84,011)	$(40,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	212
Stock-based compensation	9,283	5,321
Non-cash license fee	—	447
Amortization of discount or premium on short-term investments	521	15
Impairment of property, plant and equipment	602	—
Deferred rent	124	41
Changes in operating assets and liabilities:
Accounts receivable, net	(87)	—
Inventory	(1,741)	—
Prepaid and other assets	(2,115)	(3,875)
Accounts payable	(3,005)	(348)
Accrued expenses	1,795	948
Accrued compensation	1,697	1,741
Net cash used in operating activities	(76,441)	(36,024)
Cash flows from investing activities:
Purchases of short-term investments	(209,056)	(27,340)
Maturities of short-term investments	39,242	20,961
Purchases of property and equipment	(1,142)	(872)
Increase in restricted cash	(1)	(695)
Net cash used in investing activities	(170,957)	(7,946)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	108,198	80,358
Proceeds from exercise of stock options, net of early exercise liability	296	389
Proceeds from exercise of common stock warrants	—	15
Net cash provided by financing activities	108,494	80,762
Net change in cash	(138,904)	36,792
Cash and cash equivalents at beginning of period	158,664	139,810
Cash and cash equivalents at end of period	$19,760	$176,602
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$937	$934

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, and commercial launch commenced in March 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway: AVERTS-1 in the United States and AVERTS-2 in the European Union. OTO-311 is an NMDA receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2016, the Company had cash, cash equivalents and short-term investments of $215.3 million and an accumulated deficit of $248.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTO-104 and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. During the three and nine months ended September 30, 2016, the Company recorded an impairment to its long-lived assets of approximately $0.6 million, which is classified within research and development expense on the condensed statements of operations. This impairment was a result of manufacturing equipment expected to be used in research and development which has no future use for the Company. The Company had no impairments or disposals of long-lived assets during the nine months ended September 30, 2015.

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

Prior to the three-month period ended September 30, 2016, the Company deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, the Company is recognizing revenue on sales of OTIPRIO upon delivery to the Company’s distributors, as the Company considers channel inventories at the distributors to have normalized. Deferred product sales and deferred cost of sales balances as of June 30, 2016 were recognized during the quarter ended September 30, 2016, and there are no deferred product sales or deferred cost of sales as of September 30, 2016.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three and Nine Months Ended September 30,
	2016	2015
Warrants to purchase common stock	141,060	141,060
Unvested restricted common stock subject to repurchase	—	5,629
Options to purchase common stock	4,907,270	3,354,274
	5,048,330	3,500,963

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

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $4.8 million and $8.9 million as of September 30, 2016 and December 31, 2015, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Market Value	Unrealized Gain (Loss)
September 30, 2016:
U.S. Treasury securities	$50,136	$50,134	$(2)
U.S. government sponsored enterprise securities	135,687	135,728	41
Certificates of deposit	9,642	9,642	—
	$195,465	$195,504	$39
December 31, 2015:
Certificates of deposit	$26,172	$26,172	$—
	$26,172	$26,172	$—

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2016. All of the Company’s available-for-sale investment securities mature within one year and there have been no significant realized gains or losses on available-for-sale securities for the periods presented.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid clinical trial costs	$2,893	$2,024
Other	2,759	1,295
Total	$5,652	$3,319

Inventory

Inventory is comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$124	$—
Work in process	951	—
Finished goods	666	—
Total	$1,741	$—

Work in process consists of manufactured vials of OTIPRIO which have not been packaged into finished goods.

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Laboratory equipment	$2,759	$2,409
Manufacturing equipment	774	1,330
Computer equipment and software	410	303
Leasehold improvements	1,164	123
Office furniture	596	61
	5,703	4,226
Less: accumulated depreciation and amortization	(1,628)	(1,132)
Total	$4,075	$3,094

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued clinical trial costs	$3,353	$1,763
Accrued other	3,441	2,788
Total	$6,794	$4,551

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

Under one of these agreements, the Company has achieved six development milestones and one regulatory milestone, totaling $2.8 million, related to its clinical trials for OTIPRIO, OTO-104 and OTO-311. The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements as follows (in thousands):

Development	$2,100
Regulatory	10,150
Commercialization	1,000
Total	$13,250

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2016, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized in research and development under the Company’s intellectual property license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License and other fees	$—	$603	$71	$614
Milestone fees	—	—	—	1,000
Total license and related fees	$—	$603	$71	$1,614

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

As of the date of filing of this Quarterly Report on Form 10-Q, the new headquarters building was not yet substantially completed and delivered to the Company.

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

The Company held no liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2016:
Assets
Money market funds	$4,845	$4,845	$—	$—
U.S. Treasury securities	50,134	50,134	—
U.S. government sponsored enterprise securities	135,728	—	135,728
Certificates of deposit	9,642	—	9,642	—
	$200,349	$54,979	$145,370	$—
December 31, 2015:
Assets
Money market funds	$8,020	$8,020	$—	$—
Certificates of deposit	27,083	—	27,083	—
	$35,103	$8,020	$27,083	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2016	2015
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	4,907,270	3,413,142
Common stock options available for future grant	1,789,057	2,131,646
Common stock reserved for issuance under ESPP	968,516	648,431
Total common stock reserved for future issuance	7,805,903	6,334,279

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

The following table summarizes stock option activity for the nine months ended September 30, 2016 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	3,413	$14.86
Granted	1,649	$14.76
Exercised	(65)	$4.41
Forfeited	(90)	$19.40
Outstanding as of September 30, 2016	4,907	$14.88

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product sales	$30	$—	$34	$—
Research and development	790	819	2,215	2,094
Selling, general and administrative	2,501	1,401	7,034	3,227
Total stock-based compensation	$3,321	$2,220	$9,283	$5,321

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. These statements generally relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	our expectations and estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our expectations regarding the expansion and relocation of our facilities; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors”. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Otonomy, the Otonomy logo, OTIPRIO, and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is the first drug approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, and commercial launch commenced in March 2016. OTIPRIO is also being evaluated for potential label expansion in acute otitis externa (also known as “swimmer’s ear”) and acute otitis media with tympanostomy tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway: AVERTS-1 in the United States and AVERTS-2 in the European Union (EU). Results of both Phase 3 trials are expected in the second half of 2017. OTO-311 is an N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that is currently in a Phase 1 clinical safety trial. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all of our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $215.3 million.

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

We have never been profitable, and as of September 30, 2016, we had an accumulated deficit of $248.1 million. Our net losses were $27.6 million and $16.0 million for the three months ended September 30, 2016 and 2015, respectively, and $84.0 million and $40.5 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to commercialize and develop OTIPRIO, and develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate that our expenses will continue to be substantial as we:

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

Prior to the three-month period ended September 30, 2016, we deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, we recognize revenue on sales of OTIPRIO upon delivery to our distributors, as we consider channel inventories at our distributors to have normalized. Deferred product sales and deferred cost of sales balances as of June 30, 2016 were recognized during the quarter ended September 30, 2016, and there are no deferred product sales or deferred cost of sales as of September 30, 2016.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Third-party development costs:
OTIPRIO	$4,405	$1,707	$13,237	$5,111
OTO-104	5,786	1,510	16,648	5,544
OTO-311	283	715	1,405	3,033
Total third-party development costs	10,474	3,932	31,290	13,688
Other unallocated internal research and development costs	5,470	5,657	15,268	11,797
Total research and development costs	$15,944	$9,589	$46,558	$25,485

We expect our research and development expenses to continue to be substantial for the foreseeable future as we pursue expanded indications for OTIPRIO and advance our other product candidates through their respective development programs. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for expanded indications for OTIPRIO or for our product candidates. The probability of success will be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. We are responsible for all of the research and development costs for our programs.

Completion dates and completion costs can vary significantly for each of our clinical development programs and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of OTIPRIO and our product candidates. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We may need to raise substantial additional capital in the future to commercialize OTIPRIO and continue its development for additional indications and complete the development and commercialization of our product candidates. We may enter into collaborative agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates, particularly in markets outside of the United States. We cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

We expect our selling, general and administrative expenses to continue to be substantial as we support commercialization of OTIPRIO and our product candidates and for ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

We began to sell OTIPRIO in March 2016. As such, we identified an additional critical accounting policy as of March 31, 2016 related to revenue recognition, further described in Note 2 to the Condensed Financial Statements. In addition, beginning with the quarter ended September 30, 2016, we changed our OTIPRIO revenue recognition policy from a deferred revenue recognition model where revenue is recognized upon sale to the end users to a sell-in revenue recognition model where revenue is recognized upon delivery to our distributors. See Note 2 to the Condensed Financial Statements for further discussion of this change in revenue recognition policy.

There were no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table sets forth the significant components of our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Product sales, net	$321	$—	$321
Cost of product sales	351	—	351
Research and development	15,944	9,589	6,355
Selling, general and administrative	11,884	6,492	5,392
Interest income	286	116	170

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end use customers of OTIPRIO for the approved indication. Prior to the three-month period ended September 30, 2016, we deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, we are recognizing revenue on sales of OTIPRIO upon delivery to our distributors, as we consider channel inventories at the distributors to have normalized. Deferred product sales and deferred cost of sales balances as of June 30, 2016 were recognized during the quarter ended September 30, 2016, and there are no deferred product sales or deferred cost of sales as of September 30, 2016. For the three months ended September 30, 2016, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales for the three months ended September 30, 2016 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing commercial validation lots of OTIPRIO available for sale. There were no product sales in 2015.

Research and development expenses. The increase of $6.4 million in research and development expenses was primarily due to: (i) a $3.3 million increase in OTO-104 expenses, which is primarily related to the Phase 3 clinical trial program initiated in November 2015; (ii) a $2.8 million increase in OTIPRIO expenses, which is primarily related to the initiation in November 2015 of the OTIPRIO open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes and for OTIPRIO label expansion trials in acute otitis externa (initiated during June 2016) and AOMT (initiated during March 2016); (iii) an impairment of $0.6 million to long-lived assets as a result of OTO-104 manufacturing equipment expected to be used in research and development which has no future use for the Company, compared to no impairment charges during 2015; and (iv) a $0.4 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount. These increases were partially offset by a $0.5 million decrease in development expenses related to OTO-311 and a $0.2 million decrease in preclinical expenses, lab supply costs and outside services, including consulting fees.

Selling, general and administrative expenses. The increase of $5.4 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $4.8 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $0.6 million increase in expenses for outside services, including OTIPRIO launch costs, travel, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table sets forth the significant components of our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Product sales, net	$410	$—	$410
Cost of product sales	755	—	755
Research and development	46,558	25,485	21,073
Selling, general and administrative	37,725	15,345	22,380
Interest income	618	305	313

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end use customers of OTIPRIO for the approved indication. Prior to the three-month period ended September 30, 2016, we deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, we are recognizing revenue on sales of OTIPRIO upon delivery to our distributors, as we consider channel inventories at the distributors to have normalized. Deferred product sales and deferred cost of sales balances as of June 30, 2016 were recognized during the quarter ended September 30, 2016, and there are no deferred product sales or deferred cost of sales as of September 30, 2016. For the nine months ended September 30, 2016, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales for the nine months ended September 30, 2016 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing the initial commercial lots and subsequent commercial validation lots of OTIPRIO available for sale. There were no product sales in 2015.

Research and development expenses. The increase of $21.1 million in research and development expenses was primarily due to: (i) a $10.5 million increase in OTO-104 expenses, which is primarily related to the Phase 3 clinical trial program initiated in November 2015; (ii) an $8.9 million increase in OTIPRIO expenses, which is primarily related to the initiation in November 2015 of the OTIPRIO open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes and for OTIPRIO label expansion trials in acute otitis externa (initiated during June 2016) and AOMT (initiated during March 2016); (iii) a $3.7 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount; and (iv) an impairment charge of $0.6 million to long-lived assets as a result of OTO-104 manufacturing equipment expected to be used in research and development which has no future use for the Company, compared to no impairment charges during 2015. These increases were partially offset by a $1.6 million decrease in development expenses related to OTO-311 and a $1.0 million decrease in OTIPRIO clinical trial-related expenses due to the $1.0 million regulatory milestone which was met when we submitted the OTIPRIO NDA to the FDA in February 2015, compared to no regulatory milestones met during the nine months ended September 30, 2016.

Selling, general and administrative expenses. The increase of $22.4 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $18.1 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $4.3 million increase in expenses for outside services, including OTIPRIO launch costs, travel, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2016, we had an accumulated deficit of $248.1 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of September 30, 2016, we had cash, cash equivalents and short-term investments of $215.3 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(76,441)	$(36,024)
Investing activities	(170,957)	(7,946)
Financing activities	108,494	80,762
Net increase (decrease) in cash	(138,904)	36,792

Operating activities. For both periods presented, the primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the nine months ended September 30, 2016, we used cash in operating activities of $76.4 million, while our net loss was $84.0 million. The difference consisted of $11.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense, together with a $3.4 million net change in our operating assets and liabilities.

During the nine months ended September 30, 2015, we used cash in operating activities of $36.0 million, while our net loss was $40.5 million. The difference consisted of $6.0 million of net non-cash adjustments that were primarily comprised of stock-based compensation expense, partially offset by the $1.5 million net change in our operating assets and liabilities.

Investing activities. Net cash used in investing activities was $171.0 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, $209.1 million was used to purchase short-term investments and $1.1 million was used for capital expenditures, which were partially offset by $39.2 million provided by maturities of short-term investments.

Net cash used in investing activities was $7.9 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, $27.3 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $0.9 million was used for capital expenditures, which were partially offset by $21.0 million provided by maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $108.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, proceeds from our public offering of common stock completed in January 2016 were $107.6 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.9 million for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $80.8 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.8 million for shares issued for stock option exercises and under our employee stock purchase plan.

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

•	our need to expand our development activities, including our need and ability to hire and adequately compensate additional employees;
•	the costs associated with being a public company;
•	the effect of competing technological and market developments; and
•	the cost of litigation, including potential patent litigation.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 7, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2016, we had cash and cash equivalents and short-term investments of $215.3 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities, certificates of deposit and U.S. government sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and recently launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses related to the launch of our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $27.6 million and $16.0 million for the three months ended September 30, 2016 and 2015, respectively, and $84.0 million and $40.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $248.1 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTO-104 and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTO-104 and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $215.3 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•

the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in one or more label expansion indications;
•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for OTO-104, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

•	the demand for the treatment of middle ear effusion in patients requiring TTP surgery which is subject to seasonality, with higher than average volume in December through May;
•	the availability of coverage and adequate reimbursement for OTIPRIO;
•	physician and facility administrator perceptions about the availability of coverage and adequate reimbursement for OTIPRIO;
•	the willingness of third-party payors to reimburse OTIPRIO based on the J Code or C Code;
•	the successful completion of clinical trials, regulatory approval, and commercialization of OTIPRIO for one or more label expansion indications;
•	our ability to enforce our intellectual property rights in and to OTIPRIO; and
•	a continued acceptable safety profile of OTIPRIO.

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. Treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, our approved indication for OTIPRIO, is currently addressed with the off-label use of antibiotic ear drops. However, antibiotic ear drops are approved for the label expansion indications we are pursuing for OTIPRIO. There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed indication for OTO-104 is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and other potential indications, or to elect to utilize OTO-104 for Ménière’s disease or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

•	the cost, safety and effectiveness of our products as compared to other products or treatments;
•	physician willingness to adopt a new treatment in lieu of other products or treatments;
•	ability to gain utilization in facilities responsible for purchasing our products;
•	the extent to which physicians recommend our products to their patients;
•	patient or caregiver sentiment about the benefits and risks of our products;
•	proper training and administration of our products by physicians and medical staff, such that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the procedural risks of IT injection;
•	overcoming any biases physicians or patients may have in favor of other products or treatments;
•	patient preference for non-injectable treatments;
•	patient or caregiver satisfaction with the results and administration of our product and overall treatment experience, including relative convenience and ease of administration;
•	the effectiveness of our sales and marketing efforts;
•	demand for the treatment of the relevant diseases or disorders;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the prevalence and severity of any adverse events;
•	the revenue and profitability that our products will offer a physician as compared to other products or treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities and perceptions regarding such availability; and
•	general patient or caregiver confidence, which may be impacted by economic and political conditions.

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

Patient enrollment is a significant factor in the timing of clinical trials. We may not be able to initiate or continue clinical trials for our product candidates on a timely basis if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Kyorin Pharmaceutical Co. Ltd., Laboratorios Salvat SA, Novartis AG, Otic Pharma Ltd., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc. and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

We and the third parties upon whom we rely are required to comply with GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before reviewing or approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, OTIPRIO is approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, and we cannot promote the use of our product in a manner that is inconsistent with the approved label. However, physicians are able to, in their independent medical judgment, use OTIPRIO on their patients in an off-label manner, such as for the treatment of other otic indications. If we are found to have promoted such off-

label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The federal government and regulatory authorities have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the federal government or regulatory authorities to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

We have hired a focused, specialized sales force to sell OTIPRIO. We have no prior experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish our sales and marketing infrastructure and expand our development and commercial support capabilities, we have increased the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2016, we had 142 full-time employees, including 55 employees engaged in research and development, 31 employees engaged in commercialization and 39 sales representatives. As we advance our product candidates through the development process and commercialize OTIPRIO, we may need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize OTIPRIO. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. In addition, the physical expansion and relocation of our operations may lead to significant costs and may divert our management and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our products, if approved, that could materially affect the opportunity to commercialize.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We have recently established the pricing for OTIPRIO, and we do not know how the market will react to such pricing. We recently received a unique C Code and a unique J Code for OTIPRIO, and intend to apply for a unique J Code for OTO-104 and OTO-311 to the U.S. Centers for Medicare and Medicaid Services (CMS). We cannot assure you that J Codes will be issued for OTO-104 and OTO-311, if approved. Even if unique codes are issued by CMS, we cannot assure you that third-party payors will provide reimbursement according to the J Code or C Code. If a J Code is not issued or the J Code or C Code are issued but not reimbursed by third-party payors then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-104 and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code or C Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA, the U.S. Drug Enforcement Administration (DEA), the Centers for Disease Control and Prevention (CDC), the U.S. Department of Health and Human Services, and its various agencies, and also from state and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act (FFDCA), the Public Health Service Act, and the Controlled Substances Act, among others, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, disgorgement, contractual damages, and/or exclusion from future participation in the Medicare and Medicaid programs. After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies (REMS), programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing cGMPs.

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

As of September 30, 2016, certain holders of approximately 6,042,275 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of September 30, 2016, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 52.0% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The market price of our common stock has been and will likely continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2015, we had U.S. federal and California net operating loss carryforwards (NOLs) of approximately $103.4 million and $61.4 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2015, we had federal and California research and development tax credit carryforwards of approximately $4.1 million and $2.2 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of this offering or future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Public Offerings of Common Stock

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

On September 14, 2015, our Registration Statement on Form S-3 (File No. 333- 206752) was declared effective by the SEC for the public offering of up to $300 million of securities. On January 5, 2016, we filed a preliminary prospectus supplement and on January 7, 2016, we filed a final prospectus supplement relating to the primary offering by us in a fully-underwritten offering of 5,750,000 shares of common stock, including exercise of the underwriters’ option to purchase an additional 750,000 shares, at an offering price of $20.00 per share. The transaction formally closed on January 12, 2016. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co., Sanford C. Bernstein & Co. LLC and SunTrust Robinson Humphrey, Inc. acted as the underwriters. We received aggregate proceeds of approximately $107.6 million, net of underwriting discounts, commissions and offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus supplement filed with the SEC on January 7, 2016 pursuant to Rule 424(b).

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

OTONOMY, INC.

Date: November 3, 2016	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 3, 2016	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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