Form 10-K
period 2016-12-31
OTONOMY, INC.
filed 2017-03-02
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36591

Otonomy, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	26-2590070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4796 Executive Drive

San Diego, California 92121

(Address of principal executive offices and Zip Code)

(619) 323-2200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $323.9 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2016 of $15.88 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 24, 2017 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,256,879.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2016.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding our clinical development and commercialization of OTIPRIO;
•

our expectations regarding our clinical development of OTO-104, including but not limited to obtaining results for both the AVERTS-1 and AVERTS-2 Phase 3 clinical trials in the second half of 2017, and, if successful, our plans to submit a New Drug Application (NDA) to the FDA in the first half of 2018;

•	our expectations that patients completing the Phase 3 clinical trials in Ménière’s disease will enroll in an open-label clinical safety trial and receive two quarterly doses of OTO-104;
•	our expectations regarding the clinical development of OTO-311, including but not limited to our plans to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2017;
•	our expectations regarding our future development of our product candidates for additional indications;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates;
•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTO-104 in the United States in patients with Ménière’s;
•	the potential for commercialization of our product candidates, if approved;
•	our expectations and statements regarding the pricing, market size, opportunity and growth potential for OTIPRIO and OTO-104 and OTO-311, if approved for commercial use;
•	our expectations and statements regarding the adoption and use of OTIPRIO and OTO-104 and OTO-311, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTO-104 and OTO-311, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively expand and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our expectations regarding the financial and other impact of our sales territory realignment;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our limited operating history and our expectation that it we incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTO-104 and OTO-311, and label expansion indications for OTIPRIO; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the preclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct preclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. Information regarding the foregoing and additional risks are described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. BUSINESS

Overview

Otonomy is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIOâ (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, has achieved positive pivotal trial results in patients with acute otitis externa (AOE), and has completed a successful Phase 2 trial in patients with acute otitis media with tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other severe balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway with results expected during the second half of 2017, and a Phase 2 trial has been initiated in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated in the second half of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

The following graphic summarizes the status of our product and product candidate pipeline:

OTIPRIO (ciprofloxacin otic suspension)

OTIPRIO, a single-dose, physician-administered antibacterial, was approved by the U.S. Food and Drug Administration (FDA) in December 2015 and was available for commercial purchase beginning in March 2016. OTIPRIO is the only product approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In two Phase 3 trials with a combined total of 532 pediatric patients, a single intraoperative administration of OTIPRIO demonstrated a statistically significant reduction in the cumulative proportion of study treatment failures compared to tubes alone (p-value <0.001). We are commercializing OTIPRIO using an internal sales force that calls on physicians who perform TTP surgeries and the facilities where these procedures are performed.

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

We are also evaluating OTIPRIO for potential label expansion in several indications beginning with AOE, also known as swimmer's ear. We have completed a Phase 3 clinical trial in 262 pediatric and adult patients with AOE that met the primary endpoint by showing a statistically significant increase in clinical cure rate for OTIPRIO compared to sham (no treatment) at Day 8 (p<0.001). OTIPRIO also demonstrated a statistically significant superiority to sham in clinical cure rate at all other time points assessed including Day 4 (p<0.021), Day 15 (p<0.001) and Day 29 (p<0.001), and was well-tolerated. Based on these positive results, Otonomy expects to submit a supplemental New Drug Application (sNDA) with the FDA in the first half of 2017.

A second potential label expansion indication for OTIPRIO is AOMT. We have completed a Phase 2 clinical trial in 95 pediatric patients that demonstrated higher and statistically significant (p<0.05) clinical cure rates for a single administration of OTIPRIO (either 6 mg or 12 mg) compared to sham (no treatment), and showed that OTIPRIO was well-tolerated. We believe this trial supports the advancement of OTIPRIO into Phase 3 in AOMT and intend to discuss the requirements for such a program with the FDA in the first half of 2017.

We have global commercialization rights to OTIPRIO with patent protection in the United States until 2035. We are evaluating whether to develop and, if approved, commercialize OTIPRIO outside the United States on our own or in collaboration with partners.

As of December 31, 2016, net sales of OTIPRIO totaled $0.7 million. We sell OTIPRIO to specialty wholesale distributor customers. Three of our major customers – ASD Specialty Healthcare, Inc., Cardinal Health 108 LLC and McKesson Plasma and Biologics LLC – each accounted for 10% or more of our 2016 annual revenue.

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

In May 2015, we announced results from a Phase 2b clinical trial evaluating OTO-104 in 154 patients with unilateral Ménière’s disease. The primary endpoint of the clinical trial was reduction in vertigo frequency during Month 3 following treatment compared to a one month baseline period. In the topline analysis, OTO-104 demonstrated a 61% reduction from baseline in vertigo frequency in Month 3 vs. 43% for placebo with a p value of 0.067, which narrowly missed achieving statistical significance. The clinical trial achieved statistical significance (p < 0.05) for multiple prospectively defined secondary vertigo endpoints at multiple time points including the count of Definitive Vertigo Days (DVD) that achieved statistical significance in both Month 3 (p = 0.030) and Month 2 (p = 0.035). Based on these results and discussions with the FDA during an End-of-Phase 2 meeting, we are conducting two parallel Phase 3 clinical trials in Ménière’s disease using DVD during Month 3 as the primary endpoint. The AVERTS-1 trial was initiated in the United States in the fourth quarter of 2015 and the AVERTS-2 trial was initiated in Europe during the first quarter of 2016. Each trial is a 16-week, prospective, randomized, double-blind, placebo-controlled trial that is expected to enroll approximately 160 patients with unilateral Ménière’s disease. Results from the Phase 3 trials are expected in the second half of 2017. If successful, we expect to submit a New Drug Application (NDA) for OTO-104 to the FDA in the first half of 2018. OTO-104 for Ménière’s disease has been granted Fast Track designation by the FDA.

We plan to assess and prioritize additional opportunities for OTO-104 including other balance disorders, acute onset sensorineural hearing loss and tinnitus. In January 2017, we announced the enrollment of the first patients in a Phase 2 clinical trial evaluating OTO-104 for the prevention of hearing loss in cancer patients undergoing chemotherapy with platinum-based agents. This multicenter, randomized trial is designed to assess the feasibility, safety and efficacy of OTO-104 given by intratympanic administration in subjects at risk for ototoxicity from cisplatin chemotherapy. Up to 60 subjects will receive an administration of OTO-104 in one ear prior to each of the first three cisplatin treatment cycles with hearing assessed throughout the trial and following the last chemotherapy treatment cycle.

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

Historic and emerging clinical data provide support for the use of NMDA receptor antagonists, including gacyclidine, for the treatment of tinnitus. Mechanistically, agents from this therapeutic class may act to reduce dysfunctional activity resulting from injury to the hearing organ, or cochlea, and be perceived by the patient as tinnitus. Several clinical trials have demonstrated reductions in the severity of tinnitus and improvement in the functional status of patients following treatment with an NMDA receptor antagonist. We expect that the results of these trials will be instructive in the design and implementation of our clinical development program.

The goal of our OTO-311 program is to develop a sustained-exposure formulation of gacyclidine that will provide a full course of treatment from a single IT injection. We have successfully completed a Phase 1 clinical safety trial in normal healthy volunteers and expect to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2017.

Program 4: Treatment for Sensorineural Hearing Loss

We have acquired the rights to multiple product candidates for our fourth development program, which will target sensorinerual hearing loss including age-related hearing loss, also known as presbycusis. According to the National Institute on Deafness and Other Communication Disorders, there are nearly 40 million adults in the United States who report hearing loss, which we believe represents the largest market opportunity in the otology field. We are evaluating several different approaches to treat this condition, including repair of damaged ribbon synapses and regeneration of cochlear hair cells. Formulation and preclinical development is underway.

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

We have a broad patent portfolio of approximately 88 issued patents and allowed patent applications and at least 115 pending patent applications covering our product, product candidates and indications as well as other potential applications of our technology in major markets around the world.

Competition

The biopharmaceutical market is highly competitive. Successful competitors in the biopharmaceutical market must have the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. Numerous companies are engaged in the development, manufacture and marketing of biopharmaceutical products competitive with those that we are developing. Our potential competitors may have substantially greater manufacturing, financial, research and development, personnel and marketing resources than we have. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the biopharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. As a result, our competitors may be able to develop competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

Any product candidates that we successfully develop and commercialize will compete with existing treatments, including unapproved and off-label drug alternatives that are currently utilized by physicians to treat the indications for which we seek approval, as well as new treatments that may become available in the future.

OTIPRIO

Antibiotic ear drops are currently the primary treatment option for use during TTP surgery even though no ear drop product has been approved by the FDA for this indication. Multiple ear drops are approved and marketed for use in treating patients with AOE and AOMT. Marketed antibiotic ear drops include CIPRODEXâ Otic from Alcon, a Novartis company, and Otovelâ from Arbor Pharmaceuticals, LLC. The key competitive factors affecting the success of OTIPRIO are likely to be its efficacy, safety, tolerability, dosing regimen, route of administration, convenience and price, and the availability of coverage and adequate reimbursement from government and other third-party payors.

OTO-104

There are no drugs currently approved by the FDA for the treatment of Ménière’s disease. Current treatments commonly used for Ménière’s disease include observance of a low-salt diet and off-label use of diuretics, oral steroids, and repeat IT injections of steroid solution. Patients who are unresponsive to treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss. We are aware that Synphora AB is conducting a Phase 2/3 clinical trial with a formulation of latanoprost administered via single or repeat IT injections, Sound Pharmaceuticals has initiated a Phase 1b clinical trial with SP-1005 which is an oral formulation of ebselen, and Auris Medical Holding AG has indicated it intends to develop AM-125 for the treatment of vertigo disorders including Ménière’s disease.

OTO-311

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies developing potential pharmaceutical treatments for tinnitus, including Auris Medical Holding AG, which is conducting a Phase 3 clinical program evaluating repeat IT injections of Keyzilenâ (formerly AM-101) in patients with acute and post-acute inner ear tinnitus. The first Phase 3 trial failed to achieve the primary endpoint and a second Phase 3 trial is ongoing. We are also aware that Autifony Therapeutics terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH suspended development of oral neramexane for chronic tinnitus while its partner in Japan, Kyorin Pharmaceutical Co., continues with a Phase 2 clinical trial for tinnitus, and Novartis AG completed a Phase 2 clinical trial for chronic tinnitus.

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

OTIPRIO

We expect OTIPRIO to be reimbursed as a physician-administered drug in the United States. We have set the Wholesale Acquisition Cost for OTIPRIO at $283.20 per vial which is sufficient for treating both ears of a single patient. This pricing represents a premium to CIPRODEX Otic, the leading branded ear drop product, which has a current reported Wholesale Acquisition Cost of approximately $200 per unit which is sufficient for a full course of treatment. In order for physicians to use OTIPRIO, we will need to have the product available in hospital outpatient facilities and ambulatory surgery centers (ASCs) where the majority of pediatric TTP procedures are performed.

The stocking of OTIPRIO in hospital outpatient facilities and ASCs typically requires approval from hospital pharmacy and therapeutic committees and ASC administrators, respectively. The review by hospital pharmacy and therapeutic committees typically considers the product profile, clinical safety and efficacy results, current treatments used for the indication, level of interest/advocacy by the physician user base, and impact on facility economics. This process can require up to a year to complete and approval is uncertain. The time and requirements for approval by ASC administrators typically varies by center and depends on a number of factors including level of interest / advocacy by the physician user base and impact to the facility economics.

As an FDA-approved, physician-administered medication, we applied to the Centers for Medicare and Medicaid Services (CMS) for a unique C Code and J Code for OTIPRIO. The C Code was assigned by CMS and became effective as of July 1, 2016. Use of this code could provide for pass-through payment of OTIPRIO when used in the outpatient hospital and ASC setting for a transitional period of two to three years. In November 2016, we announced that CMS had established a unique J Code for OTIPRIO which became effective as of January 1, 2017. The J Code replaces the C code while retaining transitional pass-through payment status. The J Code could also provide for reimbursement of OTIPRIO when used in the physician office setting. If the J Code is accepted for separate payment by payors then OTIPRIO could be reimbursed based on the product’s average selling price. The OTIPRIO commercial launch plan includes a comprehensive set of programs to support the value proposition of OTIPRIO with facility administrators and payors.

OTO-104 and OTO-311

If approved by the FDA, we intend to apply to CMS for unique J Codes for both OTO-104 and OTO-311 to support reimbursement in the physician office setting. If a J Code is granted and accepted by payors then each product is expected to be reimbursed according to its average selling price and in addition to the fee the physician receives for performing the IT injection procedure itself. We currently project that the average selling price for both OTO-104 and OTO-311 will be in excess of $1,000 per treatment.

Manufacturing

We currently contract with third parties for the manufacture, testing and storage of our product and product candidates and intend to continue to do so in the future. We do not own and have no plans to build our own clinical or commercial manufacturing capabilities. The use of contracted manufacturing is relatively cost-efficient and has eliminated the need for our direct investment in manufacturing facilities. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and our contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program. To date, our third-party manufacturers have met our manufacturing requirements for clinical trials and our third-party manufacturer for OTIPRIO successfully passed a pre-approval inspection conducted by the FDA. We expect third-party manufacturers to be capable of providing sufficient quantities of our product and product candidates to meet anticipated commercial demands. We believe that there are alternate sources of raw material supply and finished goods manufacturing that can satisfy our requirements, although we cannot be certain that transitioning to such vendors, if necessary, would not result in significant delay or material additional costs.

Poloxamer 407

The basis for the formulation of our product and current product candidates is P407, a thermosensitive polymer. We currently purchase P407 from a single supplier on a purchase-order basis under a supply agreement. Although P407 is available from other sources, changing suppliers could disrupt our supply chain. We believe that we can effectively manage the risk of supply chain disruption by purchasing and storing quantities of P407 sufficient for our clinical and commercial requirements.

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

As for the product candidates we develop and plan to commercialize, as a normal course of business, we intend to pursue composition and therapeutic use patents, as well as novel indications for our product candidates. We also seek patent protection with respect to novel discoveries, including new active agent, delivery vehicle and delivery target applications. We have also pursued patents with respect to our proprietary manufacturing processes. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

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

Our patent estate includes patents and applications with claims directed to OTIPRIO, and our OTO-104 and OTO-311 product candidates. Our patent estate also provides patents and applications with claims directed to a broad range of other active agents as potential future product candidates that are delivered through our proprietary technology. Our patent estate, on a worldwide basis, includes approximately 88 issued patents and allowed patent applications, and at least 115 pending patent applications with claims relating to our OTIPRIO, OTO-104, OTO-311, future product candidates, manufacturing processes and alternative otic delivery technologies.

For OTIPRIO, we co-own a patent family with The Regents of the University of California (UC) that is directed to the composition and therapeutic use of OTIPRIO. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes four issued U.S. patents and three pending U.S. applications. The latest expiry date of the U.S. patents, without extensions, is April 2030, and the first three issued U.S. patents have been Orange Book (OB) listed. The fourth issued patent is expected to be OB listable for OTIPRIO’s expanded indication (AOE) if approved by FDA. Any future U.S. patents issuing from the related applications and directed to OTIPRIO are also expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, Europe, Israel, Japan, Korea, Mexico, Philippines, Russia, Singapore, South Africa and

Taiwan; and pending applications in Argentina, Brazil, China, India, Jordan, Pakistan, Thailand, Uruguay and Venezuela. Divisional patent applications have been filed in select countries of this family. In addition, we solely own a patent family directed to certain therapeutic uses of OTIPRIO, which includes an issued U.S. patent that has been submitted for OB listing and can extend patent protection of OTIPRIO to August 2034. Furthermore, we solely own a patent family directed to OTIPRIO and its manufacturing methods, which includes an issued U.S. patent that has been OB listed and extends patent protection of OTIPRIO to July 2035. Finally, we solely own a patent family directed to the packaged OTIPRIO product, and have filed two solely owned U.S. provisional applications directed to certain therapeutic use of OTIPRIO.

For OTO-104, we co-own a patent family with UC directed to the composition and therapeutic use of OTO-104. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes six issued U.S. patents and one pending U.S. application. The latest expiry date of the U.S. patents, without extensions, is September 2029, and these patents and any future U.S. patent issuing from the related applications are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Peru, Philippines, Russia, Singapore, South Africa, Taiwan and UK; and pending applications in Argentina, Brazil, Chile, Indonesia, Jordan, Malaysia, Pakistan, Thailand, Uruguay, Venezuela and Vietnam. Divisional patent applications have been filed in select countries for this family. In addition, we solely own a patent family directed to additional therapeutic uses of OTO-104, including prevention of chemotherapeutic drug-induced ototoxicity. Finally, we solely own an issued U.S. patent directed to manufacturing methods of OTO-104. The expiry date of this U.S. patent, without extensions, is April 2030.

For OTO-311, we co-own two patent families with UC directed to the composition and therapeutic use of OTO-311. Through an exclusive license agreement, we have acquired UC’s rights in both patent families. These families include three issued U.S. patents and two pending U.S. applications. The latest expiry date of the U.S. patent, without extensions, is April 2031, and these patents and any future U.S. patent issuing from this application are expected to be OB listable. These families also include issued patents or allowed applications in Australia, Canada, Chile, China, Japan, Korea, Mexico, Russia, South Africa, Taiwan and UK; and pending applications in Argentina, Brazil, Europe, India, Israel, Jordan, Pakistan, Thailand, Uruguay and Venezuela. Divisional patent applications have been filed in select countries for those families. In addition, we have licensed from Durect a patent family directed to the therapeutic use of OTO-311. This family includes one issued U.S. patent and one issued Japanese patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

For Program 4, we have acquired rights in a patent family that are directed to certain product candidates. We have also filed three families of patent applications, which we co-own, that are directed to certain product candidates.

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

In addition to patents, we have obtained trademark registration for “OTIPRIO” in the United States, Europe, Japan, Korea, and New Zealand, and have pending trademark application for “OTIPRIO” in Australia, Canada, and China. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris’ patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’ single claim is as of Auris’ filing date of 2014 rather than the 2005 dated argued by Auris.  This interference decision does not involve issued U.S. patents covering our product or product candidates. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1 : The drug is initially introduced into healthy human patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2 : The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3 : The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Research and Development

We recognized $60.7 million, $38.8 million and $31.8 million in research and development expenses in the years ended December 31, 2016, 2015 and 2014, respectively. The significant majority of these research and development expenses have related to our development of OTIPRIO and OTO-104.

Geographic Information

During 2016, 2015 and 2014, substantially all of our long-lived assets were located within the United States.

Financial Information about Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions.  See Note 2 – “Summary of Significant Accounting Policies” – in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had 139 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information

We were incorporated in Delaware on May 6, 2008. Our principal executive offices are located at 4796 Executive Drive, San Diego, CA 92121. Our telephone number is (619) 323-2200. Our website address is www.otonomy.com.

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

We also use the investor relations section of our website (http://investors.otonomy.com), as well as our website (www.otonomy.com), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Information contained on, or that can be accessed through, our website or social medial sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses related to the launch of our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $110.6 million, $61.7 million and $42.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $274.7 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and, although we launched OTIPRIO in March 2016, we have not generated significant revenue from sales of OTIPRIO and may never generate revenue that is significant or large enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTO-104 and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTO-104 and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $196.4 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

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

In addition to OTIPRIO, we have also invested substantial resources in the development of OTO-104. We are currently conducting two Phase 3 trials for OTO-104 in patients with Ménière’s disease, AVERTS-1 in the United States and AVERTS-2 in

Europe. We are also conducting several multiple-dose safety studies to satisfy our repeat dose clinical safety requirement. In addition, we have initiated a Phase 2 clinical trial for OTO-104 in a second indication, the prevention of hearing loss associated with cisplatin chemotherapy.

Given the stage of development of OTO-104, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•

the successful implementation, enrollment and completion of AVERTS-1 and AVERTS-2 parallel Phase 3 clinical trials that demonstrate the safety and efficacy of OTO-104, as well as the clinical trials for cisplatin-induced hearing loss;

•	the use and adequacy of patient reported outcomes in our clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTO-104 in these clinical trials;
•	the successful implementation, enrollment and completion of several multiple-dose, open-label clinical safety studies; and
•	the ability to submit an NDA for regulatory approval to the FDA without the need for any additional clinical trials.

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

Although we are focused upon commercialization and continued clinical development of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTO-104, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have completed a Phase 1 clinical safety trial for OTO-311 in normal healthy volunteers and expect to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2017. We have also acquired the rights to multiple product candidates for our fourth development program, which will target sensorineural hearing loss including age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with preclinical and clinical development, including the risks associated with:

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. Treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, our approved indication for OTIPRIO, is currently addressed with the off-label use of antibiotic ear drops. However, antibiotic ear drops are approved for the label expansion indications we are pursuing for OTIPRIO. There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed initial indication for OTO-104 is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and other potential indications, or to elect to utilize OTO-104 for Ménière’s disease and other potential indications or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

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

Use of our product or product candidates could be associated with undesirable side effects or adverse events that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Kyorin Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Novartis AG, Otic Pharma Ltd., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

In addition, our clinical trials must be conducted with drug supply produced under cGMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. In order for our clinical trials to be carried out effectively and efficiently, it is imperative that our CROs and other third parties communicate and coordinate with one another. Moreover, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. Our CROs and other third parties may terminate their agreements with us upon as few as 30 days’ notice under certain circumstances. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs, clinical investigators or other third parties on commercially reasonable terms, or at all. Switching or adding CROs, clinical investigators or other third parties can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, clinical investigators and other third parties, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

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

We have limited experience manufacturing OTIPRIO for commercial use, and our product candidates have never been manufactured for commercial use. There are risks associated with manufacturing for commercial use including, among others, potential problems with forecasting and cost overruns, process reproducibility, storage availability, stability issues, lot consistency and timely availability of materials. We cannot assure you that our contract manufacturers will be able to manufacture OTIPRIO or any approved product to specifications acceptable to the FDA or foreign regulatory authorities, or to produce it in sufficient quantities to meet the market demand. We have in the past manufactured, and may in the future manufacture, batches of OTIPRIO that do not meet the appropriate specifications and cannot be used. We may also manufacture OTIPRIO or any approved product that remains unused due to obsolescence, expiry or quantities in excess of expected demand. If our contract manufacturers are unable to successfully produce sufficient quantities of OTIPRIO or any approved product for commercialization, our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and is being evaluated for potential label expansion in AOE and AOMT. We are developing OTO-104 for the treatment of vertigo associated with Ménière’s disease and are evaluating OTO-104 for the prevention of hearing loss associated with cisplatin chemotherapy, and are developing OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

To expand our development and commercial support capabilities in the future, we may need to increase the size of our organization, and we may experience difficulties in managing this growth.

As we advance our product candidates through the development process and commercialize OTIPRIO and our product candidates, if approved, we may need to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize OTIPRIO and our product candidates, if approved. If our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. In December 2016, we moved into our new headquarters location in San Diego, California.  The physical expansion and relocation of our operations may lead to significant costs and may divert our management and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

Coverage and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our products, if approved, that could materially affect the opportunity to commercialize.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. CMS has established a unique J Code for OTIPRIO that replaces a previously assigned C Code. We also intend to apply for a unique J Code for OTO-104 and OTO-311. We cannot assure you that J Codes will be issued for OTO-104 and OTO-311, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-104 and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our products, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or to have pricing set at a satisfactory level. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability.

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

Recent changes in the U.S. government could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendor, CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our product candidates could be delayed.

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

Recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and international reaction to the new U.S. administration could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, it is possible that certain patentable aspects of our inventions may not be protected in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc., although we are unaware of any such defects that we believe are of material import. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. If we or our current licensors, or any future licensors or licensees, fail to file patent applications, or maintain, enforce or protect our patents, such patent rights may be reduced or eliminated. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Most of our patents and patent applications are entitled to effective filing dates prior to March 16, 2013. For U.S. patent applications for which patent claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party, for example a competitor, or instituted by the U.S. Patent and Trademark Office (USPTO) to determine who was the first to invent any of the subject matter covered by those patent claims. An unfavorable outcome could require us either to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in those countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain other countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris

Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris’ patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’ single claim is as of Auris’ filing date of 2014 rather than the 2005 dated argued by Auris.  This interference decision does not involve issued U.S. patents covering our product or product candidates.  We continue to monitor patent applications filed and being prosecuted by Auris, in case we may need to consider similar or other actions.

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

In addition, a portion of our patent portfolio for our OTO-311 product candidate is exclusively in-licensed from DURECT Corporation (Durect), which license includes a sublicense to patents jointly owned by Durect and the Institut National de la Sante et de la Recherche Medicale (INSERM). Under our existing license agreement with Durect, we are subject to various obligations, including development and commercialization diligence obligations and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments to both Durect and INSERM. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement, and fail to remedy such failure or cure such breach, Durect may have the right to terminate the license or, in the instance of our failure to meet the diligence obligations, Durect may instead elect to convert our exclusive license to a non-exclusive license. In particular, the loss of the license from Durect would affect a portion of the patent portfolio for OTO-311, which would adversely affect our ability to proceed with any development or potential commercialization of OTO-311, and could subject us to claims of patent infringement by Durect if OTO-311 is covered by the licensed patents.

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

With the approval of OTIPRIO, our operations are now subject to the federal transparency requirements under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;
•	results from or delays in clinical trials of our product candidates or product candidates of companies that are perceived to be similar to us;
•	announcements of regulatory approval or disapproval of our product candidates;
•	commercialization of our products;
•	FDA or other regulatory actions affecting us or our industry;
•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•	our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;
•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•	general economic, industry and market conditions;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	expiration or termination of our potential relationships with strategic partners;
•	limited trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

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

As of December 31, 2016, certain holders of approximately 6,042,275 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2016, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 63.5% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2016 we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $179.3 million and $122.3 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2016, we had federal and California research and development tax credit carryforwards of approximately $6.7 million and $3.1 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

We have incurred and will continue to incur costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

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

As a public company in the United States, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We need to disclose any material weaknesses identified by our management in our internal control over financial reporting, and when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Our first report on compliance with Section 404 was furnished in connection with our financial statements for the year ended December 31, 2015.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404, and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2016 or for any other period. Accordingly, no such opinion was expressed in this Annual Report on Form 10-K.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters are located in San Diego, California, where we lease and occupy approximately 62,000 square feet of space, which we believe is adequate to meet our existing needs. The current term of our lease on this facility expires in September 2027. We have an option to extend this lease by an additional five years.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on The NASDAQ Global Select Market under the symbol “OTIC” on August 13, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock, as reported on The NASDAQ Global Select Market:

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$27.23	$12.17
Second Quarter	$17.60	$10.50
Third Quarter	$19.38	$13.46
Fourth Quarter	$19.30	$11.75
Year Ended December 31, 2015
First Quarter	$41.99	$27.55
Second Quarter	$36.69	$20.99
Third Quarter	$29.50	$17.00
Fourth Quarter	$31.15	$16.50

Holders of Record

On February 24, 2017, the closing sale price of our common stock on The NASDAQ Global Select Market was $14.55. As of February 24, 2017, there were approximately 31 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

None.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on August 13, 2014, the date our common stock began trading on The NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014
Statements of Operations Data:
Product sales, net	$683	$—	$—
Costs and operating expenses:
Cost of product sales	1,664	—	—
Research and development	60,723	38,762	31,803
Selling, general and administrative	49,777	23,214	7,836
Total costs and operating expenses	112,164	61,976	39,639
Loss from operations	(111,481)	(61,976)	(39,639)
Other income (expense)	898	308	(3,238)
Net loss	(110,583)	(61,668)	(42,877)
Accretion to redemption value of convertible preferred stock	—	—	(35)
Net loss attributable to common stockholders	$(110,583)	$(61,668)	$(42,912)
Net loss per share attributable to common stockholders, basic and diluted	$(3.69)	$(2.57)	$(5.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	29,962,781	23,952,562	7,853,228

	As of December 31,
	2016	2015	2014
Balance Sheets Data:
Cash and cash equivalents	$24,156	$158,664	$139,810
Short-term investments	172,222	26,172	16,223
Working capital	186,987	176,864	152,285
Total assets	208,596	193,030	159,164
Accumulated deficit	(274,720)	(164,137)	(102,469)
Total stockholders’ equity	192,737	181,534	153,613

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, has achieved positive pivotal trial results in patients with acute otitis externa (AOE), and has completed a successful Phase 2 trial in patients with acute otitis media with tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other severe balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway with results expected during the second half of 2017, and a Phase 2 trial has been initiated in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated during the second half of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

In the first quarter of 2017, we realigned the sales territories to optimize the coverage of accounts with attractive potential for OTIPRIO pull-through enabling us to reduce the size of the sales force from 40 to 20 sales representatives. As part of refocusing our commercial effort, we have hired a new vice president of sales and our chief commercial officer has left the Company. We anticipate that the actions associated with these personnel changes will result in one-time expense of approximately $2.4 million during the first quarter of 2017. This expense will be recorded to selling, general and administrative expense and is expected to be comprised of: (i) approximately $1.5 million of termination benefits expected to be paid out in cash during the first half of 2017 and (ii) approximately $0.9 million of non-cash stock compensation expense resulting from the acceleration of vesting of a portion of the chief commercial officer’s stock options upon termination. We estimate that during 2017 we will save cash of approximately $3 million from these changes, net of the termination benefits we expect to pay out in cash during the first half of 2017.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $196.4 million.

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

We have never been profitable, and as of December 31, 2016, we had an accumulated deficit of $274.7 million. Our net losses were $110.6 million, $61.7 million and $42.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Substantially all our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We may require additional financing to commercialize OTIPRIO and continue its development for additional indications, and to complete the development of and, if approved, commercialize, OTO-104, OTO-311 and any other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTO-104, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting preclinical studies and clinical trials. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively commercialize OTIPRIO. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the U.S. Food and Drug Administration (FDA) for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end use customers of OTIPRIO for the approved indication. We are commercializing OTIPRIO using an internal sales force.

During the first and second quarters of 2016, we deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, we recognize revenue on sales of OTIPRIO upon delivery to our distributors, as we consider channel inventories at our distributors to have normalized. Deferred product sales and deferred cost of sales balances as of June 30, 2016 were recognized during the quarter ended September 30, 2016, and there are no deferred product sales or deferred cost of sales as of December 31, 2016.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Years Ended December 31,
	2016	2015	2014
Third-party development costs:
OTIPRIO	$15,484	$8,923	$10,510
OTO-104	22,979	8,892	10,793
OTO-311	1,550	3,543	1,986
Total third-party development costs	40,013	21,358	23,289
Other unallocated internal research and development costs	20,710	17,404	8,514
Total research and development costs	$60,723	$38,762	$31,803

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

Completion dates and completion costs can vary significantly for each of our clinical development programs and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur in connection with development of OTIPRIO and our product candidates. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We may need to raise substantial additional capital in the future to commercialize OTIPRIO and continue its development for additional indications and complete the development of and, if approved, commercialize, our product candidates. We may enter into collaborative agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates, particularly in markets outside of the United States. We cannot forecast which programs or product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

We expect our selling, general and administrative expenses to continue to be substantial as we support commercialization of OTIPRIO and our product candidates and for ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses. Regarding the first quarter 2017 realignment of our sales territories discussed above, we estimate that during 2017 we will save cash of approximately $3 million from these changes, net of the termination benefits we expect to pay out in cash during the first half of 2017.

Other Income (Expense)

Other income (expense) has consisted of interest income earned on cash and cash equivalents and short-term investments, interest expense on our convertible notes payable, including amortization of debt discount, and the change in fair value of the convertible preferred stock warrant liability. In connection with our initial public offering in August 2014, all of our outstanding warrants to purchase convertible preferred stock were either (i) exercised and the underlying shares of preferred stock were automatically converted into shares of common stock or (ii) converted into warrants to purchase common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to product sales, net, accrued expenses and stock-based compensation. We base our estimates on our historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products delivered and the collectability of those fees. If the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

We began selling OTIPRIO during March 2016. We sell OTIPRIO to a limited number of specialty wholesale distributors, and title and risk of loss transfer upon receipt by these distributors. Hospitals and ambulatory surgery centers order OTIPRIO from these distributors, and are the end users of OTIPRIO. We permit product returns from the distributors only if the product is damaged or is shipped or ordered in error. Product returns based on expiry are not permitted. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

We establish reserves for chargebacks, government rebates and distributor fees utilizing a variety of information including specific contractual terms of agreements with customers, historical rebates and chargebacks, our historical and projected payer mix, industry data, sell-through and inventory on-hand information received from our distributors and changes in the overall marketplace. Reserves are established for these discounts and allowances upon receipt of OTIPRIO by the distributor and are classified as: (i) an allowance against accounts receivable if the amount is payable to the distributor or (ii) an accrued liability if the amount is payable to a party other than the distributor. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates. Such reserves result in a reduction to revenue.

Chargebacks. We estimate allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, we credit distributors a chargeback amount which represents the difference between wholesale acquisition cost (WAC) and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, we record estimated chargebacks based on our historical chargeback activity, the projected payer mix, patient population industry data and the identification of entities that purchase OTIPRIO which are eligible for discounted pricing.

Government Rebates. We estimate a rebate liability in connection with a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services (CMS), which provides a rebate to participating states based on covered purchases of OTIPRIO. At the time of sale, we record estimated Medicaid rebates based on our historical rebate activity, projected payer mix and Medicaid patient population industry data.

Distributor Fees. Our customers are specialty wholesale distributors with whom we have contracted to pay a fee for service based on a percentage of gross product sales. This fee for service is recorded as an allowance against accounts receivable at the time of sale based on the contracted percentage.

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, clinical research organizations (CROs) and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016, 2015 and 2014 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

See Note 2 to our financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2016, we had federal and state net operating loss, or NOL, carryforwards of $179.3 million and $122.3 million, respectively. Our federal and state NOL carryforwards will begin to expire in 2030, unless we utilize them beforehand. As of December 31, 2016, we also had federal and California research and development tax credit carryforwards of $6.7 million and $3.1 million, respectively. The federal research and development tax credit carryforwards will begin expiring in 2030 unless we utilize them beforehand. The California research and development tax credit will carry forward indefinitely.

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

As of December 31, 2016, we had a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth the significant components of our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015	Change
Product sales, net	$683	$—	$683
Cost of product sales	1,664	—	1,664
Research and development	60,723	38,762	21,961
Selling, general and administrative	49,777	23,214	26,563
Interest income	899	419	480

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for the approved indication. For the year ended December 31, 2016, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. There were no product sales in 2015

Cost of product sales. Cost of product sales for the year ended December 31, 2016 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing the initial commercial lots, costs of subsequent commercial validation lots of OTIPRIO available for sale and a write down of excess inventory. There were no product sales in 2015.

Research and development expenses. The increase of $22.0 million in research and development expenses was primarily due to: (i) a $14.0 million increase in OTO-104 expenses, which is primarily related to the Phase 3 clinical trial program initiated in November 2015; (ii) a $7.4 million increase in OTIPRIO expenses, which is primarily related to the initiation in November 2015 of the OTIPRIO open-label Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes and for OTIPRIO label expansion trials in AOE (initiated during June 2016) and AOMT (initiated during March 2016); (iii) a $3.6 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount; and (iv) an impairment charge of $0.6 million to long-lived assets as a result of OTO-104 manufacturing equipment expected to be used in research and development which has no future use for the Company. These increases were partially offset by: (i) a $2.1 million decrease in development expenses related to OTO-311; (ii) a $1.0 million decrease in OTIPRIO-related expenses due to the $1.0 million regulatory milestone which was met when we submitted the OTIPRIO NDA to the FDA in February 2015 and; (iii) a $0.5 million decrease in OTO-104-related expenses due to the $0.5 million regulatory milestone which was met when we initiated Phase 3 clinical trials in OTO-104 in November 2015. There were no regulatory milestone payments incurred during the year ended December 31, 2016.

Selling, general and administrative expenses. The increase of $26.6 million in selling, general and administrative expenses was primarily related to the expansion of our operating activities and costs related to the commercial launch of OTIPRIO. The overall increase is comprised of a $21.9 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, and a $4.7 million increase in expenses for outside services, including OTIPRIO launch costs, travel, consulting costs, legal fees, accounting fees, corporate development and market research.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income is primarily the result of increased available-for-sale securities balances during the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

Research and development expenses. The increase of $7.0 million in research and development expenses was primarily due to a $6.9 million increase in personnel costs, including stock-based compensation expense and overhead, due to additional headcount, a $1.9 million increase in preclinical and clinical development expenses for OTO-311, an increase of $1.3 million in expenses for outside services, including consulting fees, and an increase of $0.6 million for Program 4, which was primarily due to a non-cash license fee of $0.4 million that was incurred during the year ended December 31, 2015. These increases were partially offset by a $1.9 million decrease in expenses for OTIPRIO. Phase 3 clinical trials for OTIPRIO were completed during the third quarter of 2014 and, during the year ended December 31, 2015, OTIPRIO clinical trial-related expenses were primarily incurred for the less costly Phase 2 studies for AOMT and acute otitis externa. The decrease in OTIPRIO-related expenses is net of a $1.0 million development milestone which was met when we submitted the NDA for OTIPRIO to the FDA in February 2015, compared to no OTIPRIO milestones met during the year ended December 31, 2014. In addition, there was a decrease of $1.8 million in clinical trial-related expenses for OTO-104 following the completion of enrollment in the Phase 2b study during December 2014. The decrease in OTO-104-related expenses is net of a $0.5 million development milestone which was met when we initiated the OTO-104 Phase 3 clinical trial in the United States during November 2015, compared to no OTO-104 milestones met during the year ended December 31, 2014.

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

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2016, we had an accumulated deficit of $274.7 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of December 31, 2016, we had cash, cash equivalents and short-term investments of $196.4 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(94,305)	$(49,896)	$(35,219)
Investing activities	(149,419)	(12,676)	(16,931)
Financing activities	109,216	81,426	154,676
Net increase (decrease) in cash	(134,508)	18,854	102,526

Operating activities. For the years ended December 31, 2016 and 2015, the primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future. For the year ended December 31, 2014, the primary use of cash was to fund increased levels of development activities for our product candidates.

During the year ended December 31, 2016, we used cash in operating activities of $94.3 million, while our net loss was $110.6 million. The difference consisted of $15.1 million of non-cash adjustments, primarily comprised of stock-based compensation expense, together with a $1.2 million net change in our operating assets and liabilities.

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

Investing activities. Net cash used in investing activities was $149.4 million during the year ended December 31, 2016. During the year ended December 31, 2016, $261.2 million was used to purchase short-term investments and $2.5 million was used for capital expenditures, which were partially offset by $114.3 million provided by maturities of short-term investments.

Net cash used in investing activities was $12.7 million during the year ended December 31, 2015. During the year ended December 31, 2015, $41.3 million was used to purchase short-term investments, $0.7 was restricted to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of our new corporate headquarters and $2.0 million was used for capital expenditures, which were partially offset by $31.3 million provided by maturities of short-term investments.

Net cash used in investing activities was $16.9 million during the year ended December 31, 2014. During the year ended December 31, 2014, $16.2 million was used to purchase short-term investments, $0.8 million was used for capital expenditures and $0.1 million was provided by the removal of the restriction on our restricted cash.

Financing activities. Net cash provided by financing activities was $109.2 million for the year ended December 31, 2016. During the year ended December 31, 2016, proceeds from our public offering of common stock completed in January 2016 were $107.6 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $1.6 million for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $81.4 million for the year ended December 31, 2015. During the year ended December 31, 2015, proceeds from our follow-on public offering were $80.0 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $1.4 million for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $154.7 million for the year ended December 31, 2014. During the year ended December 31, 2014, proceeds from our initial public offering were $104.1 million after deducting underwriting discounts, commissions and offering-related transaction costs, net proceeds from the sale of our series D convertible preferred stock were $49.2 million and proceeds from the cash exercise of convertible preferred stock warrants were $1.2 million.

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

We may require additional financing to commercialize OTIPRIO and continue its development for additional indications, and to complete the development of and, if approved, commercialize OTO-104, OTO-311 and any other product candidates. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 that will affect our future liquidity (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Facility operating lease obligations	$870	$5,940	$6,180	$19,948	$32,938
Other operating lease obligations	51	97	39	—	187
Other contractual obligations	331	47	—	—	378
Total contractual obligations	$1,252	$6,084	$6,219	$19,948	$33,503

We have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2016, we were unable to forecast with any degree of certainty the timing or likelihood of achieving the milestones or the amounts of future product sales and, therefore, any related payments are not included in the table above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of December 31, 2016, we had cash and cash equivalents and short-term investments of $196.4 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities, certificates of deposit and U.S. government sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Risk

To date, the vast majority of our contractual obligations have been denominated in U.S. dollars; however, we have contracts with CROs and investigational sites in countries within the European Union and are subject to fluctuations in foreign currency rates in connection with such contracts. In the future, we may contract with other CROs and investigational sites in foreign countries. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes in connection with such contracts.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Otonomy, Inc.

We have audited the accompanying balance sheets of Otonomy, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otonomy, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2017

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,156	$158,664
Short-term investments	172,222	26,172
Accounts receivable, net	91	—
Inventory	1,435	—
Prepaid and other current assets	4,316	3,319
Total current assets	202,220	188,155
Restricted cash	697	695
Property and equipment, net	4,977	3,094
Other long-term assets	702	1,086
Total assets	$208,596	$193,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,292	$3,450
Accrued expenses	9,064	4,551
Accrued compensation	4,839	3,189
Current portion of deferred rent	38	101
Total current liabilities	15,233	11,291
Deferred rent, net of current portion	626	205
Total liabilities	15,859	11,496
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 30,255,339 and 24,330,402 shares issued and outstanding at December 31, 2016 and 2015, respectively	30	24
Additional paid-in capital	467,468	345,647
Accumulated other comprehensive loss	(41)	—
Accumulated deficit	(274,720)	(164,137)
Total stockholders’ equity	192,737	181,534
Total liabilities and stockholders’ equity	$208,596	$193,030

See accompanying notes.

Otonomy, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Product sales, net	$683	$—	$—
Costs and operating expenses:
Cost of product sales	1,664	—	—
Research and development	60,723	38,762	31,803
General and administrative	49,777	23,214	7,836
Total costs and operating expenses	112,164	61,976	39,639
Loss from operations	(111,481)	(61,976)	(39,639)
Other (expense) income:
Interest income	899	419	105
Interest expense	—	—	(39)
Change in fair value of convertible preferred stock warrant liability	—	—	(3,300)
Other expense	(1)	(111)	(4)
Total other (expense) income	898	308	(3,238)
Net loss	(110,583)	(61,668)	(42,877)
Accretion to redemption value of convertible preferred stock	—	—	(35)
Net loss attributable to common stockholders	$(110,583)	$(61,668)	$(42,912)
Net loss per share attributable to common stockholders, basic and diluted	$(3.69)	$(2.57)	$(5.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	29,962,781	23,952,562	7,853,228

See accompanying notes.

Otonomy, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(110,583)	$(61,668)	$(42,877)
Other comprehensive loss:
Unrealized loss on available for sale securities	(41)	—	—
Comprehensive loss	$(110,624)	$(61,668)	$(42,877)

See accompanying notes.

Otonomy, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2013	339,863	$10,561	1,708,076	$23,007	7,040,026	$61,585	—	$—	75,325	$—	$580	$—	$(59,557)	$(58,977)
Issuance of Series D convertible preferred stock, net of issuance costs of $86	—	—	—	—	—	—	4,126,080	49,239	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of early exercise liability	—	—	—	—	—	—	—	—	61,974	—	110	—	—	110
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	228,902	—	1,201	—	—	1,201
Conversion of convertible preferred stock into common stock	(339,863)	(10,561)	(1,708,076)	(23,007)	(7,040,026)	(61,616)	(4,126,080)	(49,243)	13,619,569	14	144,413	—	—	144,427
Initial public offering of common stock	—	—	—	—	—	—	—	—	7,187,500	7	104,119	—	—	104,126
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	3,946	—	—	3,946
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,692	—	—	1,692
Accretion to redemption value of convertible preferred stock	—	—	—	—	—	31	—	4	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,877)	(42,877)
Balance at December 31, 2014	—	—	—	—	—	—	—	—	21,173,270	21	256,061	—	(102,469)	153,613
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	2,932,500	3	80,010	—	—	80,013
Issuance of common stock upon exercise of stock options, net of early exercise liability	—	—	—	—	—	—	—	—	174,411	—	680	—	—	680
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	49,168	—	718	—	—	718
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,053	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,716	—	—	7,716
Non-cash license fee	—	—	—	—	—	—	—	—	—	—	447	—	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(61,668)	(61,668)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	24,330,402	24	345,647	—	(164,137)	181,534
Issuance of common stock in public offering	—	—	—	—	—	—	—	—	5,750,000	6	107,603	—	—	107,609
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	80,119	—	366	—	—	366
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	94,818	—	1,241	—	—	1,241
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,611	—	—	12,611
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(110,583)	(110,583)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(110,624)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	30,255,339	$30	$467,468	$(41)	$(274,720)	$192,737

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(110,583)	$(61,668)	$(42,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	708	358	213
Stock-based compensation	12,611	7,716	1,692
Non-cash license fee	—	447	—
Loss on disposal of assets	—	110	—
Non-cash interest expense	—	—	39
Change in fair value of convertible preferred stock warrant liability	—	—	3,300
Amortization of discount or premium on short-term investments	780	13	1
Impairment of property, plant and equipment	602	—	—
Deferred rent	358	86	(73)
Changes in operating assets and liabilities:
Accounts receivable, net	(91)	—	—
Inventory	(1,435)	—	—
Prepaid and other assets	(613)	(2,243)	(34)
Accounts payable	(2,158)	1,659	(309)
Accrued expenses	3,866	1,012	2,498
Accrued compensation	1,650	2,614	331
Net cash used in operating activities	(94,305)	(49,896)	(35,219)
Cash flows from investing activities:
Purchases of short-term investments	(261,242)	(41,332)	(16,224)
Maturities of short-term investments	114,371	31,370	—
Purchases of property and equipment	(2,546)	(2,019)	(782)
(Increase) decrease in restricted cash	(2)	(695)	75
Net cash used in investing activities	(149,419)	(12,676)	(16,931)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	49,239
Proceeds from issuance of common stock, net of transaction costs	108,850	80,731	104,126
Proceeds from exercise of stock options, net of early exercise liability	366	680	110
Proceeds from exercise of preferred stock warrants	—	—	1,201
Proceeds from exercise of common stock warrants	—	15	—
Net cash provided by financing activities	109,216	81,426	154,676
Net change in cash	(134,508)	18,854	102,526
Cash and cash equivalents at beginning of period	158,664	139,810	37,284
Cash and cash equivalents at end of period	$24,156	$158,664	$139,810
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$647	$286	$5
Deferred public offering costs in accounts payable and accrued expenses	$—	$288	$164

See accompanying notes.

Otonomy, Inc.,

Notes to Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients, has achieved positive pivotal trial results in patients with acute otitis externa (AOE), and has completed a successful Phase 2 trial in patients with acute otitis media with tubes (AOMT). OTO-104 is a steroid in development for the treatment of Ménière’s disease and other severe balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are underway with results expected during the second half of 2017, and a Phase 2 trial has been initiated in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated during the second half of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2016, the Company had cash, cash equivalents and short-term investments of $196.4 million and an accumulated deficit of $274.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTO-104 and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of comprehensive loss and as a separate component of stockholders’ equity on the balance sheet.

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

Inventory

Inventory, which is stated at the lower of cost or market (net realizable value), is based on actual cost in a manner that approximates the first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. During the year ended December 31, 2016, the Company recorded an impairment to its long-lived assets of approximately $0.6 million, which is classified within research and development expense on the statements of operations. This impairment was a result of manufacturing equipment expected to be used in research and development which has no future use for the Company. No impairment of long-lived assets was recorded during the years ended December 31, 2015 and 2014.

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

During the first and second quarters of 2016, the Company deferred the recognition of OTIPRIO revenue and the related cost of product sales until OTIPRIO was sold to the end users, due to the inherent uncertainties in estimating normal channel inventory at the distributors during the initial launch period. Beginning in the third quarter of 2016, the Company is recognizing revenue on sales of OTIPRIO upon delivery to the Company’s distributors, as the Company considers channel inventories at the distributors to have normalized. There are no deferred product sales or deferred cost of sales as of December 31, 2016.

The Company establishes reserves for chargebacks, government rebates and distributor fees utilizing a variety of information including specific contractual terms of agreements with customers, historical rebates and chargebacks, the Company’s historical and projected payer mix, industry data, sell-through and inventory on-hand information received from the Company’s distributors and changes in the overall marketplace. Reserves are established for these discounts and allowances upon receipt of OTIPRIO by the distributor and are classified as: (i) an allowance against accounts receivable if the amount is payable to the distributor or (ii) an accrued liability if the amount is payable to a party other than the distributor. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates. Such reserves result in a reduction to revenue.

Chargebacks. The Company estimates allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, the Company credits distributors a chargeback amount which represents the difference between wholesale acquisition cost (WAC) and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, the Company records estimated chargebacks based on the Company’s historical chargeback activity, the projected payer mix, patient population industry data and the identification of entities that purchase OTIPRIO which are eligible for discounted pricing.

Government Rebates. The Company estimates a rebate liability in connection with a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services (CMS), which provides a rebate to participating states based on covered purchases of

OTIPRIO. At the time of sale, the Company records estimated Medicaid rebates based on the Company’s historical rebate activity, projected payer mix and Medicaid patient population industry data.

Distributor Fees. The Company’s customers are specialty wholesale distributors with whom the Company has contracted to pay a fee for service based on a percentage of gross product sales. This fee for service is recorded as an allowance against accounts receivable at the time of sale based on the contracted percentage.

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The Company’s sales to its three largest customers in 2016 accounted for approximately 35%, 34% and 30%, respectively, of the Company’s 2016 annual revenues.

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

Patent Expenses

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Convertible Preferred Stock Warrants

Prior to the Company’s initial public offering (the IPO) in August 2014, warrants exercisable for shares of the Company’s Series A and Series C convertible preferred stock were classified as liabilities based upon the characteristics and provisions of each instrument. Convertible preferred stock warrants were classified as derivative liabilities and were recorded at their fair value on the date of issuance. At each reporting date the convertible preferred stock warrants were revalued, with fair value changes recognized as increases in or decreases to the change in fair value of convertible preferred stock warrant liability in the statements of operations.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Years Ended December 31,
	2016	2015	2014
Warrants to purchase common stock	141,060	141,060	142,113
Unvested restricted common stock subject to repurchase	—	2,964	13,627
Options to purchase common stock	5,149,973	3,413,142	2,707,477
	5,291,033	3,557,166	2,863,217

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has also recently issued several amendments to ASU 2014-09, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

ASU 2014-09 is effective for the Company beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented.

The Company is currently evaluating the effect that the updated standard and transition method will have on its internal processes, financial statements and related disclosures. The Company has used internal resources and third-party service providers to assist in the evaluation. While the Company continues to assess all potential impacts under ASU 2014-09, recognition of the Company’s revenue under the new standard is expected to be materially consistent with the Company’s current revenue recognition policy. The new standard is not expected to materially impact the timing or amounts of revenue recognized.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern” (ASU 2014-15). In connection with preparing financial statements for each annual and interim reporting period, ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For statement of operations purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for the Company on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (ASU 2016-09). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company has elected to early adopt ASU 2016-09 as of January 1, 2016 and made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was immaterial.

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $18.5 million and $8.9 million as of December 31, 2016 and 2015, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of December 31, 2016 and 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2016:
U.S. Treasury securities	$45,625	$—	$(26)	$45,599
U.S. government sponsored enterprise securities	121,694	4	(19)	121,679
Certificates of deposit	4,944	—	—	4,944
	$172,263	$4	$(45)	$172,222
December 31, 2015:
Certificates of deposit	$26,172	$—	$—	$26,172
	$26,172	$—	$—	$26,172

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2016. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	December 31,
	2016	2015
Prepaid clinical trial costs	$2,161	$2,024
Other	2,155	1,295
Total	$4,316	$3,319

Inventory

Inventory is comprised of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$214	$—
Work in process	916	—
Finished goods	305	—
	$1,435	$—

During the year ended December, 31, 2016, the Company recorded an inventory write down of $0.3 million for inventory nearing expiration that is in excess of current expected customer demand. There were no write downs of inventory during the years ended December 31, 2015 and 2014.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$2,910	$2,409
Manufacturing equipment	870	1,330
Computer equipment and software	733	303
Leasehold improvements	830	123
Office furniture	1,474	61
	6,817	4,226
Less: accumulated depreciation and amortization	(1,840)	(1,132)
Total	$4,977	$3,094

Depreciation expense was $0.7 million, $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued clinical trial costs	$4,352	$1,763
Accrued other	4,712	2,788
Total	$9,064	$4,551

5. Convertible Preferred Stock Warrants

In connection with the closing of the IPO, (i) the Company’s outstanding Series A convertible preferred stock warrants automatically converted into warrants to purchase 142,113 shares of common stock at an exercise price of $14.1765 per share, of which 141,060 warrants remained outstanding as of December 31, 2016, and (ii) of the 341,404 Series C convertible preferred stock warrants that were outstanding, 204,773 warrants were net exercised for 92,271 shares of Series C convertible preferred stock, the remaining warrants for the purchase of 136,631 shares of Series C convertible preferred stock were cash exercised for proceeds to the Company of $1.2 million, and all of the shares of Series C convertible preferred stock were automatically converted to shares of common stock.

6. Commitments and Contingencies

Operating Leases

In December 2016, the Company moved into its new headquarters location in San Diego, California. The lease commenced in December 2016 and has an initial term of 130 months, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company is responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent is abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease in May 2015, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $695,000. Cash collateralizing the letter of credit is classified as noncurrent restricted cash on the accompanying balance sheets. The Company has determined that the lease is an operating lease for accounting purposes.

Rent expense was $1.1 million, $0.7 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the accompanying balance sheets.

As of December 31, 2016, future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases described above are as follows (in thousands):

2017	$921
2018	3,034
2019	3,003
2020	3,084
2021	3,135
Thereafter	19,948
Total	$33,125

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2016 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2016, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2016	2015	2014
License and other fees	$71	$622	$75
Milestone fees	—	1,600	—
Total license and related fees	$71	$2,222	$75

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

The Company held no liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2016:
Assets
Money market funds	$18,476	$18,476	$—	$—
U.S. Treasury securities	45,599	45,599	—	—
U.S. government sponsored enterprise securities	121,679	—	121,679	—
Certificates of deposit	4,944	—	4,944	—
	$190,698	$64,075	$126,623	$—

December 31, 2015:
Assets
Money market funds	$8,020	$8,020	$—	$—
Certificates of deposit	27,083	—	27,083	—
	$35,103	$8,020	$27,083	$—

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2016	2015
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	5,149,973	3,413,142
Common stock options available for future grant	1,531,216	2,131,646
Common stock reserved for issuance under ESPP	918,569	648,431
Total common stock reserved for future issuance	7,740,818	6,334,279

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

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2017, the number of shares available for future issuance was increased by 1,512,766 shares so that the total available for future issuance as of January 1, 2017 is 3,043,982 shares.

As of December 31, 2016, 1,531,216 options were available for grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2016 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	3,413	$14.86
Granted	2,015	$15.40
Exercised	(80)	$4.43
Forfeited	(198)	$20.58
Outstanding as of December 31, 2016	5,150	$15.01	8.1	$24,098
Options vested and expected to vest as of December 31, 2016	5,150	$15.01	8.1	$24,098
Options exercisable as of December 31, 2016	2,123	$11.35	7.0	$18,326

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per share of options granted during the period	$9.47	$18.16	$11.23
Fair value of options vested during the period	10,855	5,343	543
Cash received from options exercised during the period	355	646	155
Intrinsic value of options exercised during the period	985	4,036	132

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

The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2017, the number of shares available for future issuance was increased by 453,830 shares so that the total available for future issuance as of January 1, 2017 is 1,372,399 shares.

As of December 31, 2016, the Company had issued 143,986 shares of common stock under the ESPP and had 918,569 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2016	2015	2014
Stock Options:
Risk-free interest rate	1.5%	1.7%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.8%	76.6%	80.6%
Expected term (in years)	6.1	6.1	6.1
Employee Stock Purchase Plan:
Risk-free interest rate	0.8%	0.5%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.8%	70.8%	65.1%
Expected term (in years)	1.3	1.3	1.2

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

Total non-cash stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of product sales	$41	$—	$—
Research and development	2,996	2,969	760
Selling, general and administrative	9,574	4,747	932
Total stock-based compensation	$12,611	$7,716	$1,692

As of December 31, 2016, unrecognized compensation cost related to stock options was $30.8 million which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. As of December 31, 2016, unrecognized compensation cost related to ESPP rights was $1.3 million which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

10. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2016. As a result of the analysis, three ownership changes were determined to have occurred. Based on these changes, the deferred tax assets for net operating losses and federal research and development credits of $3.2 million and $0.3 million, respectively, have been removed from the deferred tax asset schedule and the Company has recorded a corresponding decrease in the valuation allowance. The California research and development credits were not limited as these credits carry forward indefinitely. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$64,246	$35,507
Research and development credits	5,263	3,337
Depreciation and amortization	21,631	13,633
Accrued expenses	1,619	1,005
Deferred rent	238	104
Stock compensation	6,437	2,647
Other, net	133	4
Total deferred tax assets	99,567	56,237
Less: valuation allowance	(99,567)	(56,237)
Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. A valuation allowance of approximately $99.6 million and $56.2 million has been established as of December 31, 2016 and 2015, respectively.

As discussed in Note 2, the Company has elected to early adopt ASU 2016-09 as of January 1, 2016.  As a result of this adoption, the balance of the Company’s unrecognized excess tax benefits of $1.1 million was reversed with the impact recorded to retained earnings. Due to the full valuation allowance on the Company's deferred tax assets, there was no impact to the financial statements.

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $179.3 million and $122.3 million, respectively, net of IRC Section 382 limitations. The federal and state net operating loss carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2016, the Company also had federal and California research and development credit carryforwards of approximately $6.7 million net of IRC Section 383 limitations and $3.1 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030 unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2016	2015	2014
Federal statutory rate	$(37,599)	$(20,967)	$(14,578)
State tax (net of federal benefit)	(2,079)	2	(2,235)
Permanent items, other	164	11	6
Change in fair value of convertible preferred stock warrant liability	—	—	1,122
Stock compensation	609	292	256
Other adjustments	—	(847)	(45)
Rate change	(2,251)	1,637	—
Research and development credits	(3,210)	(1,672)	(1,597)
Uncertain tax positions	2,124	2,865	627
Change in valuation allowance	42,243	18,680	16,445
Provision for income taxes	$1	$1	$1

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$5,709	$1,774	$1,057
Adjustments related to prior year tax positions	1,872	3,188	14
Increases related to current year tax positions	1,409	747	703
Decreases for tax positions from prior years	(599)	—	—
Decreases due to statute of limitations expiration	—	—	—
Decreases due to IRC Section 382/383 limitation	—	—	—
	$8,391	$5,709	$1,774

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying balance sheets as of December 31, 2016 and 2015 and has not recognized interest or penalties in the accompanying statements of operations for the years ended December 31, 2016, 2015 and 2014.

Due to the valuation allowance recorded against the Company’s deferred tax assets, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months.

The Company is subject to taxation in the United States for federal and state purposes. Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination by the IRS and state tax authorities for all years since inception. The Company is not currently under examination by the federal or any state tax authority.

11. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2016
Product sales, net	$13	$76	$321	$273
Total costs and operating expenses	26,876	29,983	28,179	27,126
Other income	100	231	286	281
Net loss	(26,763)	(29,676)	(27,572)	(26,572)
Net loss per share attributable to common stockholders, basic and diluted	(0.91)	(0.98)	(0.91)	(0.88)

Year Ended December 31, 2015
Total costs and operating expenses	$12,108	$12,641	$16,081	$21,146
Other income	91	97	116	4
Net loss	(12,017)	(12,544)	(15,965)	(21,142)
Net loss per share attributable to common stockholders, basic and diluted	(0.52)	(0.52)	(0.66)	(0.87)

12. Subsequent Event

In the first quarter of 2017, the Company realigned its sales territories to optimize the coverage of accounts with attractive potential for OTIPRIO pull-through, enabling the Company to reduce the size of its sales force from 40 to 20 sales representatives. As part of refocusing its commercial effort, the Company hired a new vice president of sales and the Company’s chief commercial officer has left the Company. The Company anticipates that the actions associated with these personnel changes will result in one-time expense of approximately $2.4 million during the first quarter of 2017. This expense will be recorded to selling, general and administrative expense and is expected to be comprised of: (i) approximately $1.5 million of termination benefits expected to be paid out in cash during the first half of 2017 and (ii) approximately $0.9 million of non-cash stock compensation expense resulting from the acceleration of vesting of a portion of the chief commercial officer’s stock options upon termination, in accordance with his employment agreement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this report by reference.

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

Date: March 2, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2017

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Accounting Officer)	March 2, 2017

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	March 2, 2017

/s/ Vickie Capps Vickie Capps	Director	March 2, 2017

/s/ Iain McGill Iain McGill	Director	March 2, 2017

/s/ George J. Morrow George J. Morrow	Director	March 2, 2017

/s/ Heather Preston Heather Preston, M.D.	Director	March 2, 2017

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 2, 2017

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-197365	3.4	8/1/2014

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1	333-197365	4.2	7/28/2014

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-197365	10.1	8/1/2014

10.2+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-197365	10.2	8/1/2014

10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-197365	10.3	8/1/2014

10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1	333-197365	10.4	8/1/2014

10.5+	Executive Incentive Compensation Plan.	S-1	333-197365	10.5	7/28/2014

10.6+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D., dated July 30, 2014.	S-1	333-197365	10.6	8/1/2014

10.7+	Executive Employment Agreement between the Registrant and Paul E. Cayer, dated July 31, 2014.	S-1	333-197365	10.7	8/1/2014

10.8+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II, dated July 31, 2014.	S-1	333-197365	10.9	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Kathie Bishop, Ph.D., dated January 4, 2017.

10.10	Loan and Security Agreement between the Registrant and Square 1 Bank, dated July 31, 2013.	S-1	333-197365	10.10	7/11/2014

10.11#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

10.12#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.13	Form of Warrant to Purchase Series A Convertible Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement, dated December 8, 2008.	S-1	333-197365	10.13	7/11/2014

10.14	Form of Warrant to Purchase Shares of Preferred Stock issued pursuant to the Registrant’s Note and Warrant Purchase Agreement, dated August 23, 2012.	S-1	333-197365	10.14	7/11/2014

10.15	Warrant to Purchase Stock issued pursuant to Loan and Security Agreement between the Registrant and Square 1 Bank, dated July 31, 2013.	S-1	333-197365	10.15	7/11/2014

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

10.16+	Executive Employment Agreement between the Registrant and Dean Hakanson, M.D., dated March 17, 2015.	10-Q	001-36591	10.1	5/12/2015

10.17	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

10.18+	Executive Employment Agreement between the Registrant and Eric Loumeau, dated May 15, 2015.	10-Q	001-36591	10.1	8/12/2015

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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