Form 10-Q
period 2017-03-31
OTONOMY, INC.
filed 2017-05-04
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36591

Otonomy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2590070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4796 Executive Drive

San Diego, California 92121

(619) 323-2200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 28, 2017 was 30,256,999.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,704	$24,156
Short-term investments	154,420	172,222
Accounts receivable, net	178	91
Inventory	1,201	1,435
Prepaid and other current assets	4,088	4,316
Total current assets	173,591	202,220
Restricted cash	697	697
Property and equipment, net	5,247	4,977
Other long-term assets	550	702
Total assets	$180,085	$208,596
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$212	$1,292
Accrued expenses	6,254	9,064
Accrued compensation	2,886	4,839
Current portion of deferred rent	38	38
Total current liabilities	9,390	15,233
Deferred rent, net of current portion	1,370	626
Total liabilities	10,760	15,859
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 30,256,999 and 30,255,339 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30	30
Additional paid-in capital	471,203	467,468
Accumulated other comprehensive income	(110)	(41)
Accumulated deficit	(301,798)	(274,720)
Total stockholders' equity	169,325	192,737
Total liabilities and stockholders' equity	$180,085	$208,596

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Product sales, net	$358	$13
Costs and operating expenses:
Cost of product sales	463	9
Research and development	13,185	13,872
Selling, general and administrative	14,092	12,995
Total costs and operating expenses	27,740	26,876
Loss from operations	(27,382)	(26,863)
Other income:
Interest income	304	101
Other expense	—	(1)
Total other income	304	100
Net loss	$(27,078)	$(26,763)
Net loss per share, basic and diluted	$(0.89)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	30,256,825	29,328,804

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net loss	$(27,078)	$(26,763)
Other comprehensive income:
Unrealized loss on available for sale securities	(69)	—
Comprehensive loss	$(27,147)	$(26,763)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(27,078)	$(26,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283	152
Stock-based compensation	3,726	2,736
Amortization of discount or premium on short-term investments	191	45
Deferred rent	744	44
Changes in operating assets and liabilities:
Accounts receivable, net	(87)	(146)
Inventory	234	(614)
Prepaid and other assets	380	(375)
Accounts payable	(1,165)	(1,106)
Accrued expenses	(2,918)	(178)
Accrued compensation	(1,953)	(416)
Deferred product sales, net	—	129
Net cash used in operating activities	(27,643)	(26,492)
Cash flows from investing activities:
Purchases of short-term investments	(57,202)	(4,771)
Maturities of short-term investments	74,744	9,168
Purchases of property and equipment	(360)	(28)
Increase in restricted cash	—	(1)
Net cash provided by investing activities	17,182	4,368
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	107,609
Proceeds from exercise of stock options, net of early exercise liability	9	136
Net cash provided by financing activities	9	107,745
Net change in cash	(10,452)	85,621
Cash and cash equivalents at beginning of period	24,156	158,664
Cash and cash equivalents at end of period	$13,704	$244,285
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$193	$241

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. The Company has also submitted a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) to the United States Food and Drug Administration (FDA) and completed a successful Phase 2 trial in patients with acute otitis media with tubes (AOMT). OTIVIDEXTM (formerly OTO-104) is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are ongoing, AVERTS-1 in the United States and AVERTS-2 in Europe, with AVERTS-1 results expected in the third quarter of 2017 and AVERTS-2 results expected by the end of 2017. In addition, a Phase 2 trial of OTIVIDEX is underway in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated during the second half of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2017, the Company had cash, cash equivalents and short-term investments of $168.1 million and an accumulated deficit of $301.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTIVIDEX and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Form 10-K, as filed with the SEC on March 2, 2017. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Restricted Cash

The Company’s restricted cash consists of cash maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s new corporate headquarters. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets was recorded during the three months ended March 31, 2017 and 2016.

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

Chargebacks. The Company estimates allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, the Company credits distributors a chargeback amount which represents the difference between wholesale acquisition cost (WAC) and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, the Company records estimated chargebacks based on the Company’s historical chargeback activity, the projected payer mix and the identification of entities that purchase OTIPRIO which are eligible for discounted pricing.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	141,060	141,060
Unvested restricted common stock subject to repurchase	—	297
Options to purchase common stock	5,766,278	4,661,812
	5,907,338	4,803,169

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (ASU 2016-09). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company early adopted ASU 2016-09 as of January 1, 2016 and made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was immaterial.

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $6.5 million and $18.5 million as of March 31, 2017 and December 31, 2016, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2017:
U.S. Treasury securities	$38,058	$—	$(36)	$38,022
U.S. government sponsored enterprise securities	114,662	—	(74)	114,588
Certificates of deposit	1,810	—	—	1,810
	$154,530	$—	$(110)	$154,420
December 31, 2016:
U.S. Treasury securities	$45,625	$—	$(26)	$45,599
U.S. government sponsored enterprise securities	121,694	4	(19)	121,679
Certificates of deposit	4,944	—	—	4,944
	$172,263	$4	$(45)	$172,222

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of March, 31, 2017. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid clinical trial costs	$2,162	$2,161
Other	1,926	2,155
Total	$4,088	$4,316

Inventory

Inventory is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$236	$214
Work in process	926	916
Finished goods	39	305
Total	$1,201	$1,435

During the quarter ended March 31, 2017, the Company recorded an inventory write down of $0.1 million for inventory nearing expiration that is in excess of current expected customer demand.

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Laboratory equipment	$3,093	$2,910
Manufacturing equipment	1,119	870
Computer equipment and software	735	733
Leasehold improvements	812	830
Office furniture	1,574	1,474
	7,333	6,817
Less: accumulated depreciation	(2,086)	(1,840)
Total	$5,247	$4,977

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued clinical trial costs	$3,184	$4,352
Accrued other	3,070	4,712
Total	$6,254	$9,064

5. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTIPRIO, OTIVIDEX and OTO-311 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

Under one of these agreements, the Company has achieved six development milestones and one regulatory milestone, totaling $2.8 million, related to its clinical trials for OTIPRIO, OTIVIDEX and OTO-311. The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements as follows (in thousands):

Development	$2,100
Regulatory	10,150
Commercialization	1,000
Total	$13,250

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2017, the Company has not entered into any sublicense agreements for the licensed technologies.

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

The Company held no liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2017:
Assets
Money market funds	$6,541	$6,541	$—	$—
U.S. Treasury securities	38,022	38,022	—	—
U.S. government sponsored enterprise securities	114,588	—	114,588	—
Certificates of deposit	1,810	—	1,810	—
	$160,961	$44,563	$116,398	$—
December 31, 2016:
Assets
Money market funds	$18,476	$18,476	$—	$—
U.S. Treasury securities	45,599	45,599	—	—
U.S. government sponsored enterprise securities	121,679	—	121,679	—
Certificates of deposit	4,944	—	4,944	—
	$190,698	$64,075	$126,623	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2017	2016
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	5,766,278	5,149,973
Common stock options available for future grant	2,426,017	1,531,216
Common stock reserved for issuance under ESPP	1,372,399	918,569
Total common stock reserved for future issuance	9,705,754	7,740,818

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

The following table summarizes stock option activity for the three months ended March 31, 2017 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	5,150	$15.01
Granted	1,236	$14.27
Exercised	(2)	$5.78
Forfeited	(618)	$18.24
Outstanding as of March 31, 2017	5,766	$14.51

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product sales	$6	$—
Research and development	985	647
Selling, general and administrative	2,735	2,089
Total stock-based compensation	$3,726	$2,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

our expectations regarding our clinical development of OTIVIDEX, including but not limited to obtaining results for the AVERTS-1 Phase 3 clinical trial in the third quarter of 2017 and results for the AVERTS-2 Phase 3 clinical trial by the end of 2017;

•	our expectations regarding our clinical development of OTIVIDEX for a second indication;
•	our expectations regarding the clinical development of OTO-311, including but not limited to our plans to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2017;
•	our expectations regarding our future development of our product candidates for additional indications;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates;
•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTIVIDEX in the United States in patients with Ménière’s disease;
•	the potential for commercialization of our product candidates, if approved;
•	our expectations and statements regarding the pricing, market size, opportunity and growth potential for OTIPRIO and OTIVIDEX and OTO-311, if approved for commercial use;
•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX and OTO-311, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX and OTO-311, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively expand and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our expectations regarding the financial and other impact of our sales territory realignment;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that it we incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX and OTO-311, and label expansion indications for OTIPRIO; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. We have also submitted a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) to the United States Food and Drug Administration (FDA) and completed a successful Phase 2 trial in patients with acute otitis media with tubes (AOMT). OTIVIDEXTM (formerly known as OTO-104) is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are ongoing, AVERTS-1 in the United States and AVERTS-2 in Europe, with AVERTS-1 results expected in the third quarter of 2017 and AVERTS-2 results expected by the end of 2017. In addition, a Phase 2 trial of OTIVIDEX is underway in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated during the second half of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

In the first quarter of 2017, we realigned our sales territories to optimize the coverage of accounts with current or near-term potential for OTIPRIO utilization, enabling us to reduce the size of the sales force from 40 to 20 sales representatives. As part of refocusing our commercial effort, we hired a new vice president of sales and our chief commercial officer left the Company. We estimate that during 2017 we will save cash of approximately $3 million from these changes, net of the termination benefits we expect to pay out in cash during the first half of 2017.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $168.1 million.

We have never been profitable, and as of March 31, 2017, we had an accumulated deficit of $301.8 million. Our net losses were $27.1 million and $26.8 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to commercialize and develop OTIPRIO, and develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate that our expenses will continue to be substantial as we:

•	commercialize OTIPRIO in the United States;
•	conduct clinical development in additional indications for OTIPRIO;
•	conduct clinical development of OTIVIDEX and OTO-311;
•	conduct nonclinical development of our product candidates;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, medical, operational, financial, sales and marketing and management personnel, to execute our business plan; and
•	operate as a public company.

We may require additional financing to commercialize OTIPRIO and continue its development for additional indications, and to complete the development of and, if approved, commercialize, OTIVIDEX, OTO-311 and any other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization of OTIPRIO and the development of OTIVIDEX, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively commercialize OTIPRIO. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California, or UC. Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for the approved indication. We are commercializing OTIPRIO using an internal sales force.

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

Research and development expenses

Our research and development expenses primarily consist of costs associated with the continued clinical development of OTIPRIO for additional indications, and nonclinical and clinical development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•

external development expenses incurred under arrangements with third parties, such as fees paid to contract research organizations (CROs) in connection with nonclinical studies and clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended March 31,
	2017	2016
Third-party development costs:
OTIPRIO	$1,173	$3,309
OTIVIDEX	5,626	4,987
OTO-311	1	647
Total third-party development costs	6,800	8,943
Other unallocated internal research and development costs	6,385	4,929
Total research and development costs	$13,185	$13,872

We expect our research and development expenses to continue to be substantial for the foreseeable future as we pursue expanded indications for OTIPRIO and advance our other product candidates through their respective development programs. The process of conducting nonclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for expanded indications for OTIPRIO or for our product candidates. The probability of success will be affected by numerous factors, including nonclinical data, clinical data, competition, manufacturing capability and commercial viability. We are responsible for all of the research and development costs for our programs.

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

We expect our selling, general and administrative expenses to continue to be substantial as we support commercialization of OTIPRIO and our product candidates and for ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses. As discussed above, we estimate that during 2017 we will save cash of approximately $3 million from these commercial personnel changes, net of the termination benefits we expect to pay out in cash during the first half of 2017.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth the significant components of our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Product sales, net	$358	$13	$345
Cost of product sales	463	9	454
Research and development	13,185	13,872	(687)
Selling, general and administrative	14,092	12,995	1,097
Interest income	304	101	203

Product sales, net. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, which are the primary end user customers of OTIPRIO for the approved indication. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales for the three months ended March 31, 2017 is greater than net product sales for this period primarily due to fixed costs associated with manufacturing the initial commercial lots of OTIPRIO, manufacturing subsequent commercial validation lots of OTIPRIO available for sale and a write down of excess inventory.

Research and development expenses. The decrease of $0.7 million in research and development expenses was primarily due to a $2.1 million decrease in OTIPRIO clinical trial expenses and a $0.6 million decrease in development expenses related to OTO-311. These decreases were partially offset by a $0.9 million increase in personnel costs, including stock-based compensation expense, due to additional headcount, a $0.6 million increase in OTIVIDEX clinical trial expenses and a $0.5 million increase in facilities expense primarily due to the lease of our new headquarters facility which began in December 2016.

Selling, general and administrative expenses. The increase of $1.1 million in selling, general and administrative expenses was primarily related to one-time termination benefits expense, including one-time stock compensation expense, of approximately $2.4 million incurred during the three months ended March 31, 2017 as part of the commercial personnel changes discussed above. This increase was partially offset by a reduction in personnel costs, including stock compensation, due to the reduced commercial personnel headcount following these changes.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.2 million in interest income is primarily the result of increased available-for-sale securities balances during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2017, we had an accumulated deficit of $301.8 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $168.1 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(27,643)	$(26,492)
Investing activities	17,182	4,368
Financing activities	9	107,745
Net increase (decrease) in cash	(10,452)	85,621

Operating activities. For both periods presented, the primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the three months ended March 31, 2017, we used cash in operating activities of $27.6 million, while our net loss was $27.1 million. The difference consisted of a $5.5 million net change in our operating assets and liabilities, which was partially offset by $5.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense.

During the three months ended March 31, 2016, we used cash in operating activities of $26.5 million, while our net loss was $26.8 million. The difference consisted of $3.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense and depreciation and amortization expense, together with a $2.7 million net change in our operating assets and liabilities.

Investing activities. Net cash used in investing activities was $17.2 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, $74.7 million was provided by maturities of short-term investments, which was partially offset by $57.2 million used to purchase short-term investments and $0.3 million used for capital expenditures.

Net cash provided by investing activities was $4.4 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, $9.2 million was provided by maturities of short-term investments which was partially offset by $4.8 million used to purchase short-term investments.

Financing activities. Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, net cash provided by financing activities was for shares issued for stock option exercises.

Net cash provided by financing activities was $107.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, proceeds from our public offering of common stock completed in January 2016 were $107.6 million after deducting underwriting discounts, commissions and offering-related transaction costs, and other proceeds from financing activities were $0.1 million for shares issued for stock option exercises.

Funding Requirements

We expect to continue to incur significant losses for the foreseeable future as we: (i) commercialize OTIPRIO and continue its development for additional indications; (ii) develop and seek regulatory approvals for our product candidates OTIVIDEX and OTO-311; and (iii) work to develop additional product candidates through research and development programs. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

We may require additional financing to commercialize OTIPRIO and continue its development for additional indications, and to complete the development of and, if approved, commercialize OTIVIDEX, OTO-311 and any other product candidates. If additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in one or more label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2017, we had cash and cash equivalents and short-term investments of $168.1 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities, certificates of deposit and U.S. government sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses related to the launch of our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $27.1 million and $26.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $301.8 million.

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

We may require additional financing to commercialize OTIPRIO, obtain regulatory approval for OTIPRIO in additional indications, and obtain regulatory approval for OTIVIDEX, OTO-311 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTIVIDEX and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $168.1 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTIVIDEX, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•

the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in one or more label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our sales and marketing, manufacturing or distribution capabilities or other activities that may be necessary to commercialize our product or product candidates, nonclinical studies, clinical trials or other development activities.

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

We are also dependent upon the clinical, regulatory and commercial success of OTIVIDEX for Ménière’s disease and other potential indications including cisplatin-induced hearing loss.

In addition to OTIPRIO, we have also invested substantial resources in the development of OTIVIDEX. We are currently conducting two Phase 3 trials for OTIVIDEX in patients with Ménière’s disease, AVERTS-1 in the United States and AVERTS-2 in Europe. We are also conducting several multiple-dose safety studies to satisfy our repeat dose clinical safety requirement. In addition, we are conducting a Phase 2 clinical trial for OTIVIDEX in a second indication, the prevention of hearing loss associated with cisplatin chemotherapy.

Given the stage of development of OTIVIDEX, it is currently most subject to the risks associated with completing its current clinical trials and future clinical trials, including risks associated with:

•

the successful implementation, enrollment and completion of AVERTS-1 and AVERTS-2 parallel Phase 3 clinical trials that demonstrate the safety and efficacy of OTIVIDEX, as well as the clinical trials for cisplatin-induced hearing loss;

•	the use and adequacy of patient reported outcomes in our clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in these clinical trials;
•	the successful implementation, enrollment and completion of several multiple-dose, open-label clinical safety studies; and
•	the ability to submit an NDA for regulatory approval to the FDA without the need for any additional clinical trials.

If we are able to successfully complete the necessary clinical trials for OTIVIDEX, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

•	the successful completion of all non-clinical studies required to support regulatory approval by the FDA;
•	the timing of review, as the FDA’s grant of Fast Track designation for OTIVIDEX does not guarantee priority review;

•	the FDA’s acceptance of our NDA submission for OTIVIDEX;
•	the successful and timely receipt of necessary marketing approval from the FDA to allow us to begin commercializing OTIVIDEX in the United States;
•	the ability to manufacture commercial supplies of OTIVIDEX in compliance with cGMP;
•	the ability of our sales organization to sell OTIVIDEX;
•	our success in educating physicians and patients about the benefits, administration and use of OTIVIDEX;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for Ménière’s disease and cisplatin-induced hearing loss;
•	patient demand for the treatment of Ménière’s disease and cisplatin-induced hearing loss;
•	the availability of coverage and adequate reimbursement for OTIVIDEX;
•	our ability to enforce our intellectual property rights in and to OTIVIDEX; and
•	a continued acceptable safety profile of OTIVIDEX following approval.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to advance OTIVIDEX further through final clinical development, or obtain regulatory approval of, manufacture, commercialize or generate significant revenue from OTIVIDEX. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

In addition to OTIPRIO and OTIVIDEX, our long-term prospects depend in part upon advancing additional product candidates, such as OTO-311, through clinical development to regulatory approval and commercialization.

Although we are focused upon commercialization and continued clinical development of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTIVIDEX, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have completed a Phase 1 clinical safety trial for OTO-311 in normal healthy volunteers and expect to initiate a Phase 2 clinical trial in tinnitus patients in the second half of 2017. We have also acquired the rights to multiple product candidates for our fourth development program, which will target sensorineural hearing loss including age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with nonclinical and clinical development, including the risks associated with:

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

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTIVIDEX and OTO-311, or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. Treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, our approved indication for OTIPRIO, is currently addressed with the off-label use of antibiotic ear drops. However, antibiotic ear drops are approved for the label expansion indications we are pursuing for OTIPRIO. There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed initial indication for OTIVIDEX is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-311 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and other potential indications, or to elect to utilize OTIVIDEX for Ménière’s disease and other potential indications or OTO-311 for tinnitus, rather than other products or treatments, may be influenced by a number of factors, including:

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

We have in the past experienced delays in our ongoing clinical trials and we may in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval, or feedback on trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective CROs, and clinical trial sites;
•	obtain and maintain institutional review board (IRB) approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure clinical investigators observe trial protocol and comply with Good Clinical Practices (GCP) or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	have sufficient capital to fund a clinical trial.

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

For example, OTIVIDEX was previously subject to Full Clinical Hold that was removed in July 2013 and then subject to Partial Clinical Hold that was removed in June 2014. The removal of Full Clinical Hold allowed us to initiate the Phase 2b clinical trial. As a result of OTIVIDEX being placed on Full Clinical Hold, OTIPRIO was also placed on Full Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.

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

The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the requested indication;
•	the FDA’s disagreement with our trial protocol or the interpretation of data from nonclinical studies or clinical trials;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;
•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s determination that additional nonclinical or clinical trials are required;
•	the FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;
•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract, or our inability to manufacture our product candidates pursuant to cGMP; or
•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

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

Our product or product candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our product or product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval for our product candidates or market our product or product candidates, if approved. Side effects such as toxicity or other safety issues associated with the use of our product or product candidates could require us to perform additional studies or halt development or sale of our product or product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional nonclinical or clinical trials regarding the safety and efficacy of our product or product candidates which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO and OTIVIDEX. If we are successful in commercializing our product or product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product or product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We rely on third parties to conduct many of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct many of our nonclinical studies or any of our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates.

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

We rely completely on third parties to manufacture our nonclinical, clinical drug supplies and commercial supplies of OTIPRIO and any other approved products.

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

We depend on the availability of key raw materials, including poloxamer for OTIPRIO and our product candidates, ciprofloxacin for OTIPRIO, dexamethasone for OTIVIDEX, and gacyclidine for OTO-311, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce OTIPRIO for required commercial supplies or our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, commercial sales of OTIPRIO and the development of OTIVIDEX, OTO-311 or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Our ability to market OTIPRIO is limited to its approved indication, and our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, is in registration review by the FDA for AOE and is in development for AOMT. We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease and are evaluating OTIVIDEX for the prevention of hearing loss associated with cisplatin chemotherapy, and are developing OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently registering and developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, OTIPRIO is approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, and we cannot promote the use of our product in a manner that is inconsistent with the approved label. Although physicians are able to, in their independent medical judgment, use OTIPRIO on their patients in an off-label manner, such as for the treatment of other otic indications, if we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would materially harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The federal government and regulatory authorities have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the federal government or regulatory authorities to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

We have hired a focused, specialized sales force to sell OTIPRIO. We have no prior experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. In the first quarter of 2017, we initiated changes to our commercial organization to increase the focus on OTIPRIO utilization, and such changes may not improve sales performance. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. CMS has established a unique J Code for OTIPRIO that replaces a previously assigned C Code. We also intend to apply for a unique J Code for OTIVIDEX and OTO-311. We cannot assure you that J Codes will be issued for OTIVIDEX and OTO-311, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors, then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTIVIDEX and OTO-311, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, OTIPRIO or any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face an even greater risk now that OTIPRIO has been commercialized and as other product candidates get approved, if at all. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our corporate headquarters are located in the San Diego area and we have a small office space in Alamo, California, each of which areas in the past has experienced severe earthquakes. We do not carry earthquake insurance. The San Diego area has also experienced serious wildfires. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as product development and research efforts for our current product candidates and finance records, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and international reaction to the new U.S. administration, could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding

AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris’ patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’ single claim is as of Auris’ filing date of 2014 rather than the 2005 date argued by Auris.  This interference decision does not involve issued U.S. patents covering our product or product candidates.  We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On April 5, 2017, Auris filed Notice of Cross-Appeal to ask the Federal Circuit to reverse PTAB’s decision that Auris’s other claims are not patentable. The appeal proceedings are ongoing.  We continue to monitor patent applications filed and being prosecuted by Auris, in case we may need to consider similar or other actions.

If we fail to comply with our obligations in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A significant portion of our patent portfolio for our product and product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a significant portion of the patent portfolio for OTIPRIO, OTIVIDEX and OTO-311. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTIVIDEX and OTO-311 as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of OTIPRIO in additional indications, OTIVIDEX, OTO-311 or any future product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled nonclinical studies and clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways, and insufficient or adverse results from nonclinical studies can affect the ability to conduct clinical trials. For example, following completion of a Phase 1b clinical trial, the OTIVIDEX program was put on Full Clinical Hold due to adverse findings in a nonclinical study evaluating the safety of repeated doses of OTIVIDEX. OTIVIDEX was subsequently removed from Full Clinical Hold in July 2013, allowing for initiation of the Phase 2b single-dose clinical trial, and placed on Partial Clinical Hold prohibiting the initiation of multiple-dose clinical trials in the United States pending the submission and review of additional nonclinical data. We submitted additional nonclinical data to the FDA and OTIVIDEX was removed from Partial Clinical Hold in June 2014. As a result of OTIVIDEX being placed on Full Clinical Hold, OTIPRIO was also placed on Full

Clinical Hold. The OTIPRIO Full Clinical Hold was removed in November 2012. We cannot assure you that our product candidates will not be subject to new clinical holds in the future.

Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.

Regulatory approval is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional nonclinical studies and clinical trials. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;
•	FDA officials may not find the data from nonclinical studies and clinical trials sufficient;
•	the FDA might not accept or approve our third-party manufacturers’ processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.

If OTIPRIO does not gain regulatory approval in additional indications or OTIVIDEX, OTO-311 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.

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

As of March 31, 2017, certain holders of approximately 4,321,814 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of March 31, 2017, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 63.2% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404, and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2016 or for any other period. Accordingly, no such opinion was expressed in this Quarterly Report on Form 10-Q.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, as amended, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, or December 31, 2019, although, if we have more than $1.07 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

None.

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

OTONOMY, INC.

Date: May 4, 2017	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 4, 2017	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

10.1	Executive Employment Agreement between the Registrant and Kathie Bishop, Ph.D., dated January 4, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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