Form 10-Q
period 2017-06-30
OTONOMY, INC.
filed 2017-08-03
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 28, 2017 was 30,303,410.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,332	$24,156
Short-term investments	128,200	172,222
Accounts receivable, net	76	91
Inventory	1,191	1,435
Prepaid and other current assets	3,538	4,316
Total current assets	155,337	202,220
Restricted cash	697	697
Property and equipment, net	5,102	4,977
Other long-term assets	550	702
Total assets	$161,686	$208,596
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,303	$1,292
Accrued expenses	4,831	9,064
Accrued compensation	3,338	4,839
Current portion of deferred rent	38	38
Total current liabilities	9,510	15,233
Deferred rent, net of current portion	2,114	626
Total liabilities	11,624	15,859
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 30,297,463 and 30,255,339 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	30	30
Additional paid-in capital	475,170	467,468
Accumulated other comprehensive loss	(119)	(41)
Accumulated deficit	(325,019)	(274,720)
Total stockholders' equity	150,062	192,737
Total liabilities and stockholders' equity	$161,686	$208,596

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Product sales, net	$326	$76	$684	$89
Costs and operating expenses:
Cost of product sales	397	395	860	404
Research and development	12,714	16,742	25,899	30,614
Selling, general and administrative	10,747	12,846	24,839	25,841
Total costs and operating expenses	23,858	29,983	51,598	56,859
Loss from operations	(23,532)	(29,907)	(50,914)	(56,770)
Other income:
Interest income	311	231	615	332
Other expense	—	—	—	(1)
Total other income	311	231	615	331
Net loss	$(23,221)	$(29,676)	$(50,299)	$(56,439)
Net loss per share, basic and diluted	$(0.77)	$(0.98)	$(1.66)	$(1.90)
Weighted-average shares used to compute net loss per share, basic and diluted	30,269,190	30,128,150	30,263,042	29,728,477

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Net loss	$(23,221)	$(29,676)	$(50,299)	$(56,439)
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of tax	(9)	52	(78)	52
Comprehensive loss	$(23,230)	$(29,624)	$(50,377)	$(56,387)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(50,299)	$(56,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592	320
Stock-based compensation	7,217	5,962
Amortization of discount or premium on short-term investments	307	206
Deferred rent	1,488	84
Changes in operating assets and liabilities:
Accounts receivable, net	15	(2)
Inventory	244	(913)
Prepaid and other assets	930	(1,938)
Accounts payable	—	(2,749)
Accrued expenses	(4,258)	872
Accrued compensation	(1,501)	921
Deferred product sales, net	—	79
Net cash used in operating activities	(45,265)	(53,597)
Cash flows from investing activities:
Purchases of short-term investments	(73,662)	(189,695)
Maturities of short-term investments	117,299	23,262
Purchases of property and equipment	(681)	(400)
Increase in restricted cash	—	(1)
Net cash provided by (used in) investing activities	42,956	(166,834)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	427	108,198
Proceeds from exercise of stock options	58	138
Net cash provided by financing activities	485	108,336
Net change in cash	(1,824)	(112,095)
Cash and cash equivalents at beginning of period	24,156	158,664
Cash and cash equivalents at end of period	$22,332	$46,569
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$36	$304

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. The Company has filed a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) with the United States Food and Drug Administration (FDA) and has been assigned a Prescription Drug User Fee Act (PDUFA) action date of March 2, 2018. The Company has also completed a successful End-of-Phase 2 review with the FDA for OTIPRIO in patients with acute otitis media with tympanostomy tubes (AOMT). OTIVIDEXTM (formerly OTO-104) is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are ongoing, AVERTS-1 in the United States and AVERTS-2 in Europe, with AVERTS-1 results expected in September 2017 and AVERTS-2 results expected by the end of 2017. In addition, a Phase 2 trial of OTIVIDEX is ongoing in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated by the end of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and the Company’s current product candidates utilize the Company’s proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2017, the Company had cash, cash equivalents and short-term investments of $150.5 million and an accumulated deficit of $325.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTIVIDEX and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets was recorded during the six months ended June 30, 2017 and 2016.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three and Six Months Ended June 30,
	2017	2016
Warrants to purchase common stock	141,060	141,060
Options to purchase common stock	5,537,575	4,760,723
	5,678,635	4,901,783

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

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $13.1 million and $18.5 million as of June 30, 2017 and December 31, 2016, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2017:
U.S. Treasury securities	$32,517	$—	$(34)	$32,483
U.S. government sponsored enterprise securities	95,802	—	(85)	95,717
	$128,319	$—	$(119)	$128,200
December 31, 2016:
U.S. Treasury securities	$45,625	$—	$(26)	$45,599
U.S. government sponsored enterprise securities	121,694	4	(19)	121,679
Certificates of deposit	4,944	—	—	4,944
	$172,263	$4	$(45)	$172,222

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2017. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid clinical trial costs	$1,860	$2,161
Other	1,678	2,155
Total	$3,538	$4,316

Inventory

Inventory is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$366	$214
Work in process	622	916
Finished goods	203	305
Total	$1,191	$1,435

During the three and six months ended June 30, 2017, the Company recorded inventory write downs of $0.1 million and $0.2 million, respectively, for inventory nearing expiration that was in excess of current expected customer demand. No inventory write downs were recorded for the three and six months ended June 30, 2016.

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Laboratory equipment	$3,221	$2,910
Manufacturing equipment	1,102	870
Computer equipment and software	744	733
Leasehold improvements	710	830
Office furniture	1,581	1,474
	7,358	6,817
Less: accumulated depreciation	(2,256)	(1,840)
Total	$5,102	$4,977

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued clinical trial costs	$2,008	$4,352
Accrued other	2,823	4,712
Total	$4,831	$9,064

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2017, the Company has not entered into any sublicense agreements for the licensed technologies.

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

The Company held no liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2017:
Assets
Money market funds	$13,110	$13,110	$—	$—
U.S. Treasury securities	32,483	32,483	—	—
U.S. government sponsored enterprise securities	95,717	—	95,717	—
	$141,310	$45,593	$95,717	$—
December 31, 2016:
Assets
Money market funds	$18,476	$18,476	$—	$—
U.S. Treasury securities	45,599	45,599	—	—
U.S. government sponsored enterprise securities	121,679	—	121,679	—
Certificates of deposit	4,944	—	4,944	—
	$190,698	$64,075	$126,623	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2017	2016
Warrants for the purchase of common stock	141,060	141,060
Common stock options issued and outstanding	5,537,575	5,149,973
Common stock options available for future grant	2,651,637	1,531,216
Common stock reserved for issuance under ESPP	1,335,018	918,569
Total common stock reserved for future issuance	9,665,290	7,740,818

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

The following table summarizes stock option activity for the six months ended June 30, 2017 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	5,150	$15.01
Granted	1,430	$14.29
Exercised	(5)	$12.10
Forfeited	(1,037)	$18.65
Outstanding as of June 30, 2017	5,538	$14.15

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$6	$4	$12	$4
Research and development	1,359	778	2,344	1,425
Selling, general and administrative	2,126	2,444	4,861	4,533
Total stock-based compensation	$3,491	$3,226	$7,217	$5,962

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development and commercialization of OTIPRIO;
•	our expectations regarding our clinical development of OTIVIDEX, including but not limited to the timing of results for the AVERTS-1 and AVERTS-2 Phase 3 clinical trials;
•	our expectations regarding our clinical development of OTIVIDEX for a second indication;
•	our expectations regarding the clinical development of OTO-311, including but not limited to our plans to initiate a Phase 2 clinical trial in tinnitus patients;
•	our expectations regarding our future development of our product candidates for additional indications;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates;
•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTIVIDEX in the United States in patients with Ménière’s disease;
•	the potential for commercialization of our product candidates, if approved;
•	our expectations and statements regarding the pricing, market size, opportunity and growth potential for OTIPRIO, and OTIVIDEX and OTO-311, if approved for commercial use;
•	our expectations and statements regarding the adoption and use of OTIPRIO, and OTIVIDEX and OTO-311, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX and OTO-311, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively expand and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our expectations regarding the financial and other impact of the changes to our sales organization;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX and OTO-311, and label expansion indications for OTIPRIO; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. We have filed a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) with the United States Food and Drug Administration (FDA) and been assigned a Prescription Drug User Fee Act (PDUFA) action date of March 2, 2018. We have also completed a successful End-of-Phase 2 review with the FDA for OTIPRIO in patients with acute otitis media with tympanostomy tubes (AOMT). OTIVIDEXTM (formerly known as OTO-104) is a steroid in development for the treatment of Ménière’s disease and other balance and hearing disorders. Two Phase 3 trials in Ménière’s disease patients are ongoing, AVERTS-1 in the United States and AVERTS-2 in Europe, with AVERTS-1 results expected in September 2017 and AVERTS-2 results expected by the end of 2017. In addition, a Phase 2 trial of OTIVIDEX is ongoing in patients at risk for cisplatin-induced hearing loss. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial with a Phase 2 trial expected to be initiated by the end of 2017. A fourth program targeting sensorineural hearing loss including age-related hearing loss is in preclinical development. OTIPRIO and our current product candidates utilize our proprietary formulation technology that combines a thermosensitive gel with drug microparticles to enable a single dose treatment by a physician.

In the first quarter of 2017, we realigned our sales territories to optimize the coverage of accounts with current or near-term potential for OTIPRIO utilization, enabling us to reduce the size of the sales force from 40 to 20 sales representatives. As part of refocusing our commercial effort, we hired a new vice president of sales and our chief commercial officer left the Company. In the second quarter of 2017, we replaced nearly all of the remaining 20 sales representatives with individuals having significant sales experience in the ENT field with products routinely used in the hospital operating room setting. We estimate that during 2017 we will save cash of at least $3 million as a result of these changes, net of the termination benefits we paid out in cash during the first half of 2017.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $150.5 million.

We have never been profitable, and as of June 30, 2017, we had an accumulated deficit of $325.0 million. Our net losses were $23.2 million and $29.7 million for the three months ended June 30, 2017 and 2016, respectively, and $50.3 million and $56.4 million for the six months ended June 30, 2017 and 2016, respectively. Substantially all our net losses have resulted from research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to commercialize and develop OTIPRIO, and develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate that our expenses will continue to be substantial as we:

•	commercialize OTIPRIO in the United States;
•	conduct clinical development and seek regulatory approval in additional indications for OTIPRIO;
•	conduct clinical development of OTIVIDEX and OTO-311;
•	conduct nonclinical development of our product candidates;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, medical, operational, financial, sales and marketing and management personnel, to execute our business plan; and
•	operate as a public company.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Third-party development costs:
OTIPRIO	$1,258	$5,523	$2,431	$8,832
OTIVIDEX	4,387	5,875	10,013	10,862
OTO-311	19	475	20	1,122
Total third-party development costs	5,664	11,873	12,464	20,816
Other unallocated internal research and development costs	7,050	4,869	13,435	9,798
Total research and development costs	$12,714	$16,742	$25,899	$30,614

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

We expect our selling, general and administrative expenses to continue to be substantial as we support commercialization of OTIPRIO and development of our product candidates, and as we incur ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses. As discussed above, we estimate that during 2017 we will save cash of at least $3 million as a result of these commercial personnel changes, net of the termination benefits we paid out in cash during the first half of 2017.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table sets forth the significant components of our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Product sales, net	$326	$76	$250
Cost of product sales	397	395	2
Research and development	12,714	16,742	(4,028)
Selling, general and administrative	10,747	12,846	(2,099)
Interest income	311	231	80

Product sales, net. OTIPRIO was launched in March 2016. The increase of $0.3 million was a result of our commercial efforts since launch.

Cost of product sales. Cost of product sales for the three months ended June 30, 2017 is greater than net product sales for this period primarily due to the write down of $0.1 million of excess inventory.

Research and development expenses. The decrease of $4.0 million in research and development expenses was primarily due to: (i) a $4.8 million decrease in OTIPRIO clinical trial and development expenses mainly due to the completion of the OTIPRIO label expansion trial in AOE; (ii) a $1.6 million decrease in OTIVIDEX clinical trial and development expenses; and (iii) a $0.5 million decrease in development expenses related to OTO-311 due to the completion of the Phase 1 safety trial. These decreases were partially offset by a $1.9 million increase in facilities and personnel costs, including stock-based compensation expense, due to additional headcount, and a $1.0 million increase in OTIPRIO regulatory costs related to the filing of the sNDA for AOE.

Selling, general and administrative expenses. The decrease of $2.1 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including stock compensation expense, resulting from the commercial personnel changes discussed above. These reduced personnel costs are net of one-time termination benefits expense.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.1 million in interest income was primarily the result of increased available-for-sale securities balances during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table sets forth the significant components of our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Product sales, net	$684	$89	$595
Cost of product sales	860	404	456
Research and development	25,899	30,614	(4,715)
Selling, general and administrative	24,839	25,841	(1,002)
Interest income	615	332	283

Product sales, net. OTIPRIO was launched in March 2016. The increase of $0.6 million was a result of our commercial efforts since launch and due to the full six months of sales during the six months ended June 30, 2017.

Cost of product sales. The increase of $0.5 million in cost of product sales was primarily due to the increase in sales volume and the write down of $0.2 million of excess inventory during the six months ended June 30, 2017. Cost of product sales for the six months ended June 30, 2017 is greater than net product sales for this period primarily due to the write down of $0.2 million of excess inventory.

Research and development expenses. The decrease of $4.7 million in research and development expenses was primarily due to: (i) a $7.3 million decrease in OTIPRIO clinical trial and development expenses mainly due to the completion of the label expansion trials in AOE and AOMT; (ii) a $1.1 million decrease in development expenses related to OTO-311 due to the completion of the Phase 1 safety trial; and (iii) a $0.7 million decrease in OTIVIDEX clinical trial and development expenses. These decreases were partially offset by a $3.2 million increase in facilities and personnel costs, including stock-based compensation expense, due to additional headcount, and a $1.2 million increase in OTIPRIO regulatory costs related to the filing of the sNDA for AOE.

Selling, general and administrative expenses. The decrease of $1.0 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including stock compensation expense, of approximately $1.8 million resulting from the commercial personnel changes discussed above. These reduced personnel costs are net of one-time termination benefits expense, including one-time stock compensation expense. This decrease was partially offset by a $0.8 million increase in facilities expense primarily due to the lease of our new headquarters facility which began in December 2016.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.3 million in interest income was primarily the result of increased available-for-sale securities balances during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $325.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $150.5 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(45,265)	$(53,597)
Investing activities	42,956	(166,834)
Financing activities	485	108,336
Net increase (decrease) in cash	(1,824)	(112,095)

Operating activities. For both periods presented, the primary uses of cash were to fund development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the six months ended June 30, 2017, we used cash in operating activities of $45.3 million, while our net loss was $50.3 million. The difference consisted of $9.6 million of non-cash adjustments, primarily comprised of stock-based compensation expense and deferred rent expense, which was partially offset by a $4.6 million net change in our operating assets and liabilities.

During the six months ended June 30, 2016, we used cash in operating activities of $53.6 million, while our net loss was $56.4 million. The difference consisted of $6.5 million of non-cash adjustments, primarily comprised of stock-based compensation expense, together with a $3.7 million net change in our operating assets and liabilities.

Investing activities. Net cash provided by investing activities was $43.0 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, $117.3 million was provided by maturities of short-term investments, which was partially offset by $73.6 million used to purchase short-term investments and $0.7 million used for capital expenditures.

Net cash used in investing activities was $166.8 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, $189.7 million was used to purchase short-term investments and $0.4 million was used for capital expenditures, which were partially offset by $23.3 million provided by maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

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

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2017, we had cash and cash equivalents and short-term investments of $150.5 million which are comprised of cash in checking and savings accounts, money market funds and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our ongoing clinical trials and product development activities, commercialization expenses related to the launch of our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $23.2 million and $29.7 million for the three months ended June 30, 2017 and 2016, respectively, and net losses of $50.3 million and $56.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $325.0 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTIVIDEX and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $150.5 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTIVIDEX, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•

the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs and related facilities expansion costs;

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Although we are focused upon commercialization and continued clinical development of OTIPRIO and completion of the clinical trials and potential regulatory approval and commercialization of OTIVIDEX, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have completed a Phase 1 clinical safety trial for OTO-311 in normal healthy volunteers and expect to initiate a Phase 2 clinical trial in tinnitus patients by the end of 2017. We have also acquired the rights to multiple product candidates for our fourth development program, which will target sensorineural hearing loss including age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with nonclinical and clinical development, including the risks associated with:

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Novartis AG, Novus Therapeutics, Inc. (formerly Otic Pharma Ltd.), Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target, or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, the sNDA has been accepted for filing by the FDA for AOE and is in development for AOMT. We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease and are evaluating OTIVIDEX for the prevention of hearing loss associated with cisplatin chemotherapy, and are developing OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently registering and developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We have hired a focused, specialized sales force to sell OTIPRIO. We have no prior experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. In the first half of 2017, we initiated changes to our commercial organization to increase the focus on OTIPRIO utilization. Such changes included reducing the size of our sales force from 40 to 20 sales representatives, and replacing nearly all of the remaining 20 sales representatives with individuals having significant sales experience in the ENT field with products routinely used in the hospital operating room setting; hiring a new vice president of sales; and the departure of our chief commercial officer. Such changes may not improve sales performance. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. In December 2016, we moved into our new headquarters location in San Diego, California.  The physical expansion of our operations may lead to significant costs. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our products profitably, if approved. Among policy-makers and payors in the United States and elsewhere, there has been significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict if or how these or future initiatives may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any of our products, if approved;
•	the ability to set a price that we believe is fair for any of our products, if approved;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, ACA), became law in the United States. One goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot fully predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect our ability to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize our product or any future approved products. Provisions of ACA relevant to the pharmaceutical industry include the following:

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

Recent changes in the U.S. government could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.  Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business.

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

As of June 30, 2017, certain holders of approximately 4,321,814 shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2017, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 62.5% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company listed in the United States, and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-

Oxley Act and regulations implemented by the SEC, and The NASDAQ Stock Market (NASDAQ) may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

OTONOMY, INC.

Date: August 3, 2017	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 3, 2017	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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