Form 10-Q
period 2017-09-30
OTONOMY, INC.
filed 2017-11-08
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 1, 2017 was 30,337,119.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,877	$24,156
Short-term investments	117,431	172,222
Accounts receivable, net	126	91
Inventory	1,238	1,435
Prepaid and other current assets	3,825	4,316
Total current assets	139,497	202,220
Restricted cash	1,157	697
Property and equipment, net	5,267	4,977
Other long-term assets	82	702
Total assets	$146,003	$208,596
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,739	$1,292
Accrued expenses	4,807	9,064
Accrued compensation	4,125	4,839
Current portion of deferred rent	43	38
Total current liabilities	10,714	15,233
Deferred rent, net of current portion	2,851	626
Total liabilities	13,565	15,859
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 30,337,119 and 30,255,339 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	30	30
Additional paid-in capital	478,485	467,468
Accumulated other comprehensive loss	(60)	(41)
Accumulated deficit	(346,017)	(274,720)
Total stockholders' equity	132,438	192,737
Total liabilities and stockholders' equity	$146,003	$208,596

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Product sales, net	$282	$321	$966	$410
Costs and operating expenses:
Cost of product sales	290	351	1,150	755
Research and development	10,761	15,944	36,660	46,558
Selling, general and administrative	10,548	11,884	35,387	37,725
Total costs and operating expenses	21,599	28,179	73,197	85,038
Loss from operations	(21,317)	(27,858)	(72,231)	(84,628)
Other income:
Interest income	319	286	934	618
Other expense	—	—	—	(1)
Total other income	319	286	934	617
Net loss	$(20,998)	$(27,572)	$(71,297)	$(84,011)
Net loss per share, basic and diluted	$(0.69)	$(0.91)	$(2.35)	$(2.81)
Weighted-average shares used to compute net loss per share, basic and diluted	30,314,155	30,173,915	30,280,267	29,878,040

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Net loss	$(20,998)	$(27,572)	$(71,297)	$(84,011)
Other comprehensive (loss) income:
Unrealized gain (loss) on available for sale securities, net of tax	60	(13)	(18)	39
Comprehensive loss	$(20,938)	$(27,585)	$(71,315)	$(83,972)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	$(71,297)	$(84,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	923	496
Stock-based compensation	10,468	9,283
Amortization of discount or premium on short-term investments	367	521
Impairment of property, plant and equipment	—	602
Deferred rent	2,230	124
Changes in operating assets and liabilities:
Accounts receivable, net	(35)	(87)
Inventory	197	(1,741)
Prepaid and other assets	1,111	(2,115)
Accounts payable	138	(3,005)
Accrued expenses	(4,317)	1,795
Accrued compensation	(714)	1,697
Net cash used in operating activities	(60,929)	(76,441)
Cash flows from investing activities:
Purchases of short-term investments	(106,661)	(209,056)
Maturities of short-term investments	161,066	39,242
Purchases of property and equipment	(844)	(1,142)
Net cash provided by (used in) investing activities	53,561	(170,956)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	427	108,198
Proceeds from exercise of stock options	122	296
Net cash provided by financing activities	549	108,494
Net change in cash, cash equivalents and restricted cash	(6,819)	(138,903)
Cash, cash equivalents and restricted cash at beginning of period	24,853	159,359
Cash, cash equivalents and restricted cash at end of period	$18,034	$20,456
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$368	$937

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (the Company) was incorporated in the state of Delaware on May 6, 2008. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. The Company has filed a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) with the United States Food and Drug Administration (FDA) and has been assigned a Prescription Drug User Fee Act (PDUFA) action date of March 2, 2018. The Company has also completed a successful End-of-Phase 2 review with the FDA for OTIPRIO in patients with acute otitis media with tympanostomy tubes (AOMT). OTIVIDEXTM is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients have recently been completed. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029) while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). The Company expects to meet with the FDA in the first quarter of 2018 to review the clinical results and discuss clinical requirements for registration of OTIVIDEX in patients with Ménière’s disease. OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial. Timing for initiation of a Phase 2 trial has not been determined. In addition, preclinical development continues on multiple programs for the prevention and treatment of sensorineural hearing loss including age-related hearing loss. These programs involve the anatomical and functional restoration of ribbon synapses, protection of hair cells from chemotoxicity, and regeneration of hair cells.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2017, the Company had cash, cash equivalents and short-term investments of $134.3 million and an accumulated deficit of $346.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) commercializes OTIPRIO and continues its development for additional indications; (ii) develops and seeks regulatory approvals for its product candidates OTIVIDEX and OTO-311; and (iii) works to develop additional product candidates through research and development programs. If additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents include cash in readily available checking, savings and money market accounts, as well as certificates of deposit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows as of September 30, 2017 (in thousands):

	September 30,	September 30,
	2017	2016
Cash and cash equivalents	$16,877	$19,760
Restricted cash	1,157	696
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,034	$20,456

The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s new corporate headquarters and to secure the Company’s credit cards.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recorded an impairment to its long-lived assets of approximately $0.6 million, which is classified within research and development expense on the condensed statements of operations. This impairment was a result of manufacturing equipment expected to be used in research and development, which has no future use for the Company.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three and Nine Months Ended September 30,
	2017	2016
Warrants to purchase common stock	—	141,060
Options to purchase common stock	5,512,008	4,907,270
	5,512,008	5,048,330

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows: Restricted Cash” (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. As early adoption of this amendment is permitted, the Company adopted the update retrospectively to each period presented during the interim period ended September 30, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $14.2 million and $18.5 million as of September 30, 2017 and December 31, 2016, respectively. Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2017:
U.S. Treasury securities	$39,477	$—	$(25)	$39,452
U.S. government sponsored enterprise securities	78,014	—	(35)	77,979
	$117,491	$—	$(60)	$117,431
December 31, 2016:
U.S. Treasury securities	$45,625	$—	$(26)	$45,599
U.S. government sponsored enterprise securities	121,694	4	(19)	121,679
Certificates of deposit	4,944	—	—	4,944
	$172,263	$4	$(45)	$172,222

The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2017. All of the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid clinical trial costs	$1,874	$2,161
Other	1,951	2,155
Total	$3,825	$4,316

Inventory

Inventory is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$422	$214
Work in process	623	916
Finished goods	193	305
Total	$1,238	$1,435

During the three months ended September 30, 2017, the Company recorded no inventory write downs and during the nine months ended September 30, 2017, the Company recorded inventory write downs of $0.2 million for inventory nearing expiration that was in excess of current expected customer demand. No inventory write downs were recorded for the three and nine months ended September 30, 2016.

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Laboratory equipment	$3,317	$2,910
Manufacturing equipment	1,440	870
Computer equipment and software	780	733
Leasehold improvements	722	830
Office furniture	1,581	1,474
	7,840	6,817
Less: accumulated depreciation	(2,573)	(1,840)
Total	$5,267	$4,977

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued clinical trial costs	$2,079	$4,352
Accrued other	2,728	4,712
Total	$4,807	$9,064

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2017, the Company has not entered into any sublicense agreements for the licensed technologies.

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

The Company held no liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2017:
Assets
Money market funds	$14,196	$14,196	$—	$—
U.S. Treasury securities	39,452	39,452	—	—
U.S. government sponsored enterprise securities	77,979	—	77,979	—
	$131,627	$53,648	$77,979	$—
December 31, 2016:
Assets
Money market funds	$18,476	$18,476	$—	$—
U.S. Treasury securities	45,599	45,599	—	—
U.S. government sponsored enterprise securities	121,679	—	121,679	—
Certificates of deposit	4,944	—	4,944	—
	$190,698	$64,075	$126,623	$—

7. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2017	2016
Warrants for the purchase of common stock	—	141,060
Common stock options issued and outstanding	5,512,008	5,149,973
Common stock options available for future grant	2,669,757	1,531,216
Common stock reserved for issuance under ESPP	1,335,018	918,569
Total common stock reserved for future issuance	9,516,783	7,740,818

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

The following table summarizes stock option activity for the nine months ended September 30, 2017 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	5,150	$15.01
Granted	1,537	$14.49
Exercised	(12)	$9.96
Forfeited	(1,163)	$18.34
Outstanding as of September 30, 2017	5,512	$14.18

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product sales	$4	$30	$16	$34
Research and development	823	790	3,167	2,215
Selling, general and administrative	2,424	2,501	7,285	7,034
Total stock-based compensation	$3,251	$3,321	$10,468	$9,283

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our clinical development and commercialization of OTIPRIO;
•	our expectations regarding our clinical development and regulatory approval of OTIVIDEX in the United States for patients with Ménière’s disease;
•	our expectations regarding the clinical development of OTO-311, including but not limited to our plans to initiate a Phase 2 clinical trial in tinnitus patients;
•	our expectations regarding our future development of our product candidates for additional indications;
•	the timing or likelihood of regulatory meetings, filings and approvals;
•	our expectations regarding the future development of other product candidates;
•	our expectations regarding the multiple-dose clinical safety requirement for U.S. regulatory approval of OTIVIDEX in the United States in patients with Ménière’s disease;
•	the potential for commercialization of our product candidates, if approved;
•	our expectations and statements regarding the pricing, market size, opportunity and growth potential for OTIPRIO, and OTIVIDEX and OTO-311, if approved for commercial use;
•	our expectations and statements regarding the adoption and use of OTIPRIO, and OTIVIDEX and OTO-311, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX and OTO-311, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively expand and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our expectations regarding the financial and other impact of the changes to our sales organization;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutics for diseases and disorders of the ear. OTIPRIO® (ciprofloxacin otic suspension) is approved in the United States for use during tympanostomy tube placement (TTP) surgery in pediatric patients. We have filed a Supplemental New Drug Application (sNDA) for OTIPRIO in acute otitis externa (AOE) with the United States Food and Drug Administration (FDA) and been assigned a Prescription Drug User Fee Act (PDUFA) action date of March 2, 2018. We have also completed a successful End-of-Phase 2 review with the FDA for OTIPRIO in patients with acute otitis media with tympanostomy tubes (AOMT). OTIVIDEXTM is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients have recently been completed. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029) while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). The Company expects to meet with the FDA in the first quarter of 2018 to review the clinical results and discuss clinical requirements for registration of OTIVIDEX in patients with Ménière’s disease.  OTO-311 is a N-Methyl-D-Aspartate (NMDA) receptor antagonist for the treatment of tinnitus that has completed a Phase 1 clinical safety trial. Timing for initiation of a Phase 2 trial has not been determined. In addition, preclinical development continues on multiple programs for the prevention and treatment of sensorineural hearing loss including age-related hearing loss. These programs involve the anatomical and functional restoration of ribbon synapses, protection of hair cells from chemotoxicity, and regeneration of hair cells.

In the first quarter of 2017, we realigned our sales territories to optimize the coverage of accounts with current or near-term potential for OTIPRIO utilization, enabling us to reduce the size of the sales force from 40 to 20 sales representatives. As part of refocusing our commercial effort, we hired a new vice president of sales and our chief commercial officer left the Company. In the second quarter of 2017, we replaced nearly all of the remaining 20 sales representatives with individuals having significant sales experience in the ENT field with products routinely used in the hospital operating room setting. The new sales team initiated selling activities at the beginning of the third quarter of 2017. We are currently evaluating potential partnering opportunities and strategic alternatives for OTIPRIO.

In the third quarter of 2017, following receipt of the negative AVERTS-1 trials results, we initiated a set of actions to preserve capital, extend our cash runway, and build shareholder value. These actions included suspending OTIVIDEX development and terminating ongoing clinical trials, reducing the company's non-commercial workforce by one-third, deferring clinical trial initiation, and initiating a review and prioritization of the company's multiple clinical and preclinical assets. We expect that these efforts will result in cost savings totaling approximately $7.0 million for the remainder of 2017, net of project wind-down expenses and severance payments.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $134.3 million.

We have never been profitable, and as of September 30, 2017, we had an accumulated deficit of $346.0 million. Our net losses were $21.0 million and $27.6 million for the three months ended September 30, 2017 and 2016, respectively, and $71.3 million and $84.0 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Third-party development costs:
OTIPRIO	$220	$4,405	$2,651	$13,237
OTIVIDEX	4,024	5,786	14,037	16,648
OTO-311	354	283	374	1,405
Total third-party development costs	4,598	10,474	17,062	31,290
Other unallocated internal research and development costs	6,163	5,470	19,598	15,268
Total research and development costs	$10,761	$15,944	$36,660	$46,558

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, as well as other related costs for our employees and consultants in executive, commercial, administrative, finance and human resource functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development and professional fees for accounting, auditing, tax and legal fees, and other costs associated with obtaining and maintaining our patent portfolio, commercial activities for OTIPRIO and commercial preparation activities for our product candidates.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth the significant components of our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Product sales, net	$282	$321	$(39)
Cost of product sales	290	351	(61)
Research and development	10,761	15,944	(5,183)
Selling, general and administrative	10,548	11,884	(1,336)
Interest income	319	286	33

Product sales, net. OTIPRIO was launched in March 2016. There was not a significant change in product sales, net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Cost of product sales. There was not a significant change in cost of product sales during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Research and development expenses. The decrease of $5.2 million in research and development expenses was primarily due to a $4.1 million decrease in OTIPRIO clinical trial and development expenses mainly due to the completion of the OTIPRIO label expansion trial in AOE and a $1.7 million decrease in OTIVIDEX clinical trial and development expenses. These decreases were partially offset by a $0.6 million increase in facilities and employee-related expenses due to additional headcount.

Selling, general and administrative expenses. The decrease of $1.3 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $2.0 million resulting from reductions in personnel during the first half of 2017. These reduced employee-related expenses are net of one-time termination benefits expense. This decrease was partially offset by a $0.4 million increase in facilities expense primarily due to the lease of our new headquarters facility which began in December 2016, and an increase of $0.3 million in legal and consulting fees.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase in interest income was primarily the result of increased available-for-sale securities balances during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the significant components of our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Product sales, net	$966	$410	$556
Cost of product sales	1,150	755	395
Research and development	36,660	46,558	(9,898)
Selling, general and administrative	35,387	37,725	(2,338)
Interest income	934	618	316

Product sales, net. OTIPRIO was launched in March 2016. The increase of $0.6 million was a result of our commercial efforts since launch and due to the full nine months of sales during the nine months ended September 30, 2017.

Cost of product sales. The increase of $0.4 million in cost of product sales was primarily due to the increase in sales during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Research and development expenses. The decrease of $9.9 million in research and development expenses was primarily due to: (i) a $11.4 million decrease in OTIPRIO clinical trial and development expenses mainly due to the completion of the label expansion trials in AOE and AOMT; (ii) a $2.6 million decrease in OTIVIDEX clinical trial and development expenses; and (iii) a $1.0 million decrease in development expenses related to OTO-311 due to the completion of the Phase 1 safety trial. These decreases were partially offset by a $3.9 million increase in facilities and employee-related expenses due to additional headcount, and a $1.2 million increase in OTIPRIO regulatory costs related to the filing of the sNDA for AOE.

Selling, general and administrative expenses. The decrease of $2.3 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $3.4 million resulting from reductions in personnel during the nine months ended September 30, 2017. These reduced personnel costs are net of one-time termination benefits expense. This decrease was partially offset by a $1.1 million increase in facilities expense primarily due to the lease of our new headquarters facility which began in December 2016.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.3 million in interest income was primarily the result of increased available-for-sale securities balances during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $346.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $134.3 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(60,929)	$(76,441)
Investing activities	53,561	(170,956)
Financing activities	549	108,494
Net increase (decrease) in cash	(6,819)	(138,903)

Operating activities. For both periods presented, the primary uses of cash were to fund development activities for our product candidates and to support the commercialization of OTIPRIO, which activities and uses of cash we expect to continue for the foreseeable future.

During the nine months ended September 30, 2017, we used cash in operating activities of $60.9 million, while our net loss was $71.3 million. The difference consisted of $14.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense and deferred rent expense, which was partially offset by a $3.6 million net change in our operating assets and liabilities.

During the nine months ended September 30, 2016, we used cash in operating activities of $76.4 million, while our net loss was $84.0 million. The difference consisted of $11.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense, together with a $3.4 million net change in our operating assets and liabilities.

Investing activities. Net cash provided by investing activities was $53.6 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, $161.1 million was provided by maturities of short-term investments, which was partially offset by $106.7 million used to purchase short-term investments and $0.8 million used for capital expenditures.

Net cash used in investing activities was $171.0 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, $209.1 million was used to purchase short-term investments and $1.1 million was used for capital expenditures, which were partially offset by $39.2 million provided by maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•	the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2017, we had cash and cash equivalents and short-term investments of $134.3 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities and U.S. government-sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities, commercialization expenses related to the launch of our OTIPRIO product in the U.S. market, and other selling, general and administrative expenses. We have recorded net losses of $21.0 million and $27.6 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $71.3 million and $84.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $346.0 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX and OTO-311. In particular, commercializing OTIPRIO, conducting clinical trials for OTIPRIO in label expansion indications, and conducting clinical trials for OTIVIDEX and OTO-311 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $134.3 million. We believe that we will continue to expend substantial resources for the foreseeable future for the commercialization and continued development of OTIPRIO and the development of OTIVIDEX, OTO-311 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully commercialize and complete the development of OTIPRIO or complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•	the cost of commercialization activities for OTIPRIO and our other products that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the timing of, and the costs involved in, clinical development and obtaining regulatory approval for OTIPRIO in label expansion indications;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-311 or any future product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

We are dependent on the commercial success of OTIPRIO.

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

We are also dependent upon the clinical, regulatory and commercial success of OTIVIDEX for Ménière’s disease.

In addition to OTIPRIO, we have also invested substantial resources in the development of OTIVIDEX. We have recently completed two Phase 3 trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. The company plans to review the clinical results with the FDA and discuss clinical requirements for registration of OTIVIDEX in patients with Ménière’s disease.

OTIVIDEX is most subject to the risks associated with completing any future clinical trials, including risks associated with:

•	the successful implementation, enrollment and completion of any additional Phase 3 clinical trials required by the FDA to demonstrate the safety and efficacy of OTIVIDEX;
•	the use and adequacy of patient reported outcomes in any future clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in any future clinical trials;
•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA; and
•	the ability to submit an NDA for regulatory approval to the FDA.

If we decide to continue the development of OTIVIDEX and are able to successfully complete the necessary clinical trials, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

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

Although we are focused upon commercialization and continued clinical development of OTIPRIO and the continued development, regulatory approval and commercialization of OTIVIDEX, the development of OTO-311 and other potential candidates for the treatment of inner and middle ear disorders is a key element of our long-term strategy. We have completed a Phase 1 clinical safety trial for OTO-311 in normal healthy volunteers. We are also developing multiple programs for the prevention and treatment of sensorineural hearing loss including age-related hearing loss. Therefore, these programs are currently most subject to the risks associated with nonclinical and clinical development, including the risks associated with:

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

Even if we successfully advance OTO-311 through clinical development, or advance product candidates from our hearing loss programs or any other future product candidate into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-311, any product candidate from our hearing loss programs or any other future product candidate.

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

We have in the past experienced delays in our clinical trials and we may in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery, the sNDA has been accepted for filing by the FDA for AOE and is in development for AOMT. We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease and are developing OTO-311 for the treatment of tinnitus. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We are currently registering and developing new treatment indications for OTIPRIO and may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote OTIPRIO or our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

As of September 30, 2017, certain holders of approximately 4,212,963 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of September 30, 2017, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 36.6% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

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

OTONOMY, INC.

Date: November 8, 2017	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 8, 2017	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer