Form 10-Q
period 2018-03-31
OTONOMY, INC.
filed 2018-05-09
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 4, 2018 was 30,577,526.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,217	$18,456
Short-term investments	87,007	101,548
Accounts receivable, net	133	107
Inventory	—	6
Prepaid and other current assets	2,357	2,328
Total current assets	112,714	122,445
Restricted cash	1,159	1,158
Property and equipment, net	4,517	4,679
Other long-term assets	82	82
Total assets	$118,472	$128,364
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,517	$961
Accrued expenses	2,612	3,881
Accrued compensation	1,776	3,307
Current portion of deferred rent	41	42
Total current liabilities	6,946	8,191
Deferred rent, net of current portion	2,922	2,894
Total liabilities	9,868	11,085
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 30,577,526 and 30,558,726 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	484,943	482,198
Accumulated other comprehensive loss	(96)	(100)
Accumulated deficit	(376,274)	(364,850)
Total stockholders' equity	108,604	117,279
Total liabilities and stockholders' equity	$118,472	$128,364

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Product sales, net	$301	$358
Costs and operating expenses:
Cost of product sales	272	463
Research and development	5,650	13,185
Selling, general and administrative	6,157	14,092
Total costs and operating expenses	12,079	27,740
Loss from operations	(11,778)	(27,382)
Interest income	354	304
Net loss	$(11,424)	$(27,078)
Net loss per share, basic and diluted	$(0.37)	$(0.89)
Weighted-average shares used to compute net loss per share, basic and diluted	30,568,531	30,256,825

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net loss	$(11,424)	$(27,078)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	4	(69)
Comprehensive loss	$(11,420)	$(27,147)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,424)	$(27,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	283
Stock-based compensation	2,713	3,726
Amortization of discount or premium on short-term investments	(57)	191
Deferred rent	27	744
Changes in operating assets and liabilities:
Accounts receivable, net	(26)	(87)
Inventory	6	234
Prepaid and other assets	(29)	380
Accounts payable	1,503	(1,165)
Accrued expenses	(1,275)	(2,918)
Accrued compensation	(1,531)	(1,953)
Net cash used in operating activities	(9,798)	(27,643)
Cash flows from investing activities:
Purchases of short-term investments	(21,898)	(57,202)
Maturities of short-term investments	36,500	74,744
Purchases of property and equipment	(74)	(360)
Net cash provided by investing activities	14,528	17,182
Cash flows from financing activities:
Proceeds from exercise of stock options	32	9
Net cash provided by financing activities	32	9
Net change in cash, cash equivalents and restricted cash	4,762	(10,452)
Cash, cash equivalents and restricted cash at beginning of period	19,614	24,853
Cash, cash equivalents and restricted cash at end of period	$24,376	$14,401

Cash and cash equivalents at end of period	$23,217	$13,704
Restricted cash at end of period	1,159	697
Cash, cash equivalents and restricted cash at end of period	$24,376	$14,401

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$59	$193

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for otology. The Company pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. OTIVIDEXTM is a steroid formulation that has completed two Phase 3 trials for the treatment of Ménière’s disease. OTO-313 is a formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is in development for the treatment of tinnitus. Otonomy is also advancing three preclinical-stage programs that address different pathologies of hearing loss: (i) OTO-413 is a formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy and the treatment of speech-in-noise hearing difficulties; (ii) OTO-5XX is an otoprotectant for the prevention of cisplatin-induced hearing loss; and (iii) OTO-6XX induces hair cell regeneration for the treatment of severe hearing loss.

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval for and commercially launched OTIPRIO® (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also recently approved by the FDA for the treatment of acute otitis externa (AOE). In November 2017, the Company announced the discontinuation of promotional support for OTIPRIO and its intention to evaluate commercial partnering options for the product, including divestiture.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2018, the Company had cash, cash equivalents and short-term investments of $110.2 million and an accumulated deficit of $376.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other potential product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Form 10-K, as filed with the SEC on March 8, 2018. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of product sales and expense during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents include cash in readily available checking, savings and money market accounts.

The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s corporate headquarters and to secure the Company’s credit cards.

Short-term Investments

The Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 7 – Fair Value).

Realized gains or losses of available-for-sale debt securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale debt securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale debt securities as a component of other comprehensive loss within the statements of comprehensive loss and as a separate component of stockholders’ equity on the condensed balance sheets.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term investments, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and accrued compensation approximate fair value due to the short-term nature of these items.

Accounts Receivable

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the three months ended March 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Concepts (ASC) 606, Revenue from Contracts with Customers using the full retrospective approach. The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605, Revenue Recognition, and therefore the cumulative effect of adoption was immaterial.

To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606 and when it is probable the Company will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then it assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

OTIPRIO is sold to a limited number of specialty wholesale distributors. The Company recognizes revenue when its customers obtain control of OTIPRIO, typically upon delivery by the Company to these distributors. The Company has determined the delivery of OTIPRIO to its customers constitutes a single performance obligation and no other performance obligations are present. The Company’s customer contracts have standard payment terms. The Company does not offer prompt pay discounts or financing on sales and has not identified any credit risk issues.

Hospitals, ambulatory surgery centers and physician offices order OTIPRIO from the Company’s distributors and are the end users of OTIPRIO. The Company permits product returns from the distributors only if the product is damaged or is shipped or ordered in error. Product returns based on expiry are not permitted. To date, product returns have been immaterial.

Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year or the amount is immaterial.

Transaction Price and Reserves for Variable Consideration

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, government chargebacks, discounts and rebates and other fee for service amounts that are detailed within customer contracts relating to the sale of OTIPRIO. These reserves, as detailed below, are based on the amounts earned or accrued on our sales. Variable consideration is estimated using the most likely method, which is the single most likely outcome under the Company’s contracts and takes into consideration contractual fees, historical chargeback activity and historical Medicaid rebates. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplate application of the constraint in accordance with the guidance, under which the Company determined a material reversal of revenue would not occur in a future period. Reserves are established for these discounts and allowances upon delivery of OTIPRIO by the distributor and are classified as: (i) an allowance against accounts receivable if the amount is payable to the distributor or (ii) an accrued liability if the amount is payable to a party other than the distributor. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances. The Company’s customers are specialty wholesale distributors with whom the Company has contracted to pay a fee based on a percentage of wholesale acquisition cost for sales order management, data, and distribution services. The Company determined such services received to date are not distinct from the sale of products to customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations. This fee for service is recorded as an allowance against accounts receivable at the time of sale based on the contracted percentage.

Chargebacks. The Company estimates allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, the Company credits distributors a chargeback amount which represents the difference between the wholesale acquisition cost and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, estimated chargebacks are recorded based on historical chargeback activity, the projected payer mix, patient population industry data and the identification of entities purchasing OTIPRIO that are eligible for discounted pricing.

Government Rebates. The Company estimates a rebate liability in connection with a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services, which provides a rebate to participating states based on covered purchases of OTIPRIO. At the time of sale, estimated Medicaid rebates are recorded based on historical government rebate activity, the projected payer mix and Medicaid patient population industry data.

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The Company’s sales to its three largest customers in the first quarter of 2018 accounted for approximately 43%, 38% and 18%, respectively, of the Company’s revenues. The Company’s sales to its three largest customers in the first quarter of 2017 accounted for approximately 40%, 33% and 26%, respectively, of the Company’s revenues.

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

Patent Expenses

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications) and such costs are included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan (ESPP) rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model. Forfeitures are recognized as incurred. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method.  For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three Months Ended March 31,
	2018	2017
Warrants to purchase common stock	—	141,060
Options to purchase common stock	5,427,390	5,766,278
	5,427,390	5,907,338

Recent Accounting Pronouncements

Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For statement of operations purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for the Company on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

Recently Adopted

Effective January 1, 2018, as required by ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606), using a full retrospective method. ASC 606 supersedes nearly all previously existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605, Revenue Recognition, and therefore the cumulative effect of adoption was immaterial.

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company does not hold equity securities in its investment portfolio, and therefore the adoption of ASU 2016-01, did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which applies to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 addresses the presentation and classification of cash flows related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented, unless it is impracticable. The Company does not hold debt instruments, has not completed a business combination and/or settled insurance claims, and therefore the adoption of ASU 2016-01, did not have an impact on the Company’s cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) (ASU 2017-09). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. Prior to the Company’s Option Exchange, described in Note 9 – Stock-Based Compensation, the Company had not previously modified its options. The adoption of ASU 2017-09, did not have a material impact on the Company’s financial position, results of operations and cash flows.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $18.3 million and $10.5 million as of March 31, 2018 and December 31, 2017 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2018:
U.S. Treasury securities	$45,645	$—	$(48)	$45,597
U.S. government sponsored enterprise securities	41,458	—	(48)	41,410
	$87,103	$—	$(96)	$87,007
December 31, 2017:
U.S. Treasury securities	$39,209	$—	$(44)	$39,165
U.S. government sponsored enterprise securities	62,439	—	(56)	62,383
	$101,648	$—	$(100)	$101,548

As of March 31, 2018, the Company had 35 securities in a gross unrealized loss position, all which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2018. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid clinical trial costs	$924	$729
Other	1,433	1,599
Total	$2,357	$2,328

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory equipment	$3,582	$3,457
Manufacturing equipment	879	871
Computer equipment and software	731	731
Leasehold improvements	733	733
Office furniture	1,581	1,581
	7,506	7,373
Less: accumulated depreciation	(2,989)	(2,694)
Total	$4,517	$4,679

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical trial costs	$187	$1,112
Accrued other	2,425	2,769
Total	$2,612	$3,881

5. Restructuring Charges

In November 2017, the Company initiated a restructuring plan to focus resources on its development programs and eliminate the cash burn associated with OTIPRIO promotional support. OTIPRIO continues to be available for purchase by customers while the Company evaluates commercial partnering options for the product, including divestiture. The actions associated with the restructuring were substantially completed in December 2017 and, as a result, the Company recorded a restructuring charge of $3.8 million to selling, general and administrative expense. Restructuring costs primarily include severance costs, including severance payments and outplacement services, health insurance coverage and $1.0 million in stock-based compensation expense associated with accelerated vesting pursuant to the original terms of the Company’s employment agreement with its Chief Medical Officer. As of March 31, 2018 and December 31, 2017, accrued and unpaid severance costs totaled approximately $0.2 million and $1.5 million, respectively. During the three months ended March 31, 2018, the Company paid approximately $1.3 million in severance costs.

6. Commitments and Contingencies

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2018, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of March 31, 2018 and December 31, 2017 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2018:
Assets
Money market funds	$18,327	$18,327	$—	$—
U.S. Treasury securities	45,597	45,597	—	—
U.S. government sponsored enterprise securities	41,410	—	41,410	—
	$105,334	$63,924	$41,410	$—
December 31, 2017:
Assets
Money market funds	$10,494	$10,494	$—	$—
U.S. Treasury securities	39,165	39,165	—	—
U.S. government sponsored enterprise securities	62,383	—	62,383	—
	$112,042	$49,659	$62,383	$—

8. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2018	2017
Common stock options issued and outstanding	5,427,390	4,599,252
Common stock options available for future grant	4,085,595	3,403,597
Common stock reserved for issuance under ESPP	1,750,707	1,292,327
Total common stock reserved for future issuance	11,263,692	9,295,176

9. Stock-Based Compensation

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

The following table summarizes stock option activity for the three months ended March 31, 2018 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,599	$14.28
Granted	3,480	$5.74
Exercised	(19)	$1.69
Forfeited	(2,633)	$18.64
Outstanding as of March 31, 2018	5,427	$6.74

Performance-based Awards

In February 2018, the Company granted its chief executive officer a stock option for the purchase of 250,000 shares of the Company’s common stock which is subject to time-based vesting and certain performance-based conditions. Specifically, subject to continued service the option will vest upon achievement of a clinical development milestone. On the grant date, the Company determined the fair value of the award and determined achievement of the milestone was probable of occurrence. The Company is recognizing stock-based compensation expense, based upon the grant date fair value, over the implicit service period. If the Company determines the achievement of the milestone is not probable, it will reverse all previously recognized expense.

Option Exchange

On December 20, 2017, the Company commenced an option exchange program (Option Exchange) which allowed eligible employees to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $12.00 per share (Exchange Offer), for new stock options.  Non-employee members of our Board of Directors were not eligible to participate in the Option Exchange. The Program expired on January 19, 2018, with a closing price of $5.675 per share.

A total of 45 eligible employees elected to exchange Eligible Options in the Option Exchange. Pursuant to the terms and condition of the Exchange Offer, the Company accepted for exchange Eligible Options to purchase a total of 1,992,000 shares of the Company’s common stock, representing approximately 81.51% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled effective as of the expiration of the Exchange Offer and in exchange the Company granted new options to purchase an aggregate of 1,570,328 shares of the Company’s common stock pursuant to the terms of the Exchange Offer and the Company’s 2014 Equity Incentive Plan.

These new options vest over one to three years, subject to the terms of the Option Exchange and expire eight years from the date of grant. The Company determined this option exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancelation and the fair value of the modified options resulted in incremental value, of approximately $0.6 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$4	$6
Research and development	637	985
Selling, general and administrative	2,072	2,735
Total stock-based compensation	$2,713	$3,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX and OTO-311, and label expansion indications for OTIPRIO; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029) while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We expect to initiate this trial in mid-2018.

OTO-313 is a formulation of the potent and selective NMDA receptor antagonist gacyclidine that is in development for the treatment of tinnitus. A Phase 1 clinical safety trial has been successfully completed using OTO-311, a poloxamer-based formulation of gacyclidine, with no safety concerns observed. We have shifted development to OTO-313, an alternative formulation of gacyclidine that has improved properties compared to OTO-311. We expect to initiate a Phase 1/2 clinical trial for OTO-313 in tinnitus patients in the first half of 2019.

We are advancing three distinct hearing loss programs that address different pathologies and broad patient populations. OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy and the treatment of speech-in-noise hearing difficulties. We have initiated nonclinical studies and manufacturing for OTO-413 to support an Investigational New Drug Application, with a Phase 1/2 clinical trial in hearing loss patients expected to begin in the first half of 2019. OTO-5XX is an otoprotectant in development for the prevention of cisplatin induced hearing loss. OTO-6XX induces hair cell regeneration in a nonclinical proof-of-concept model and is being developed for the treatment of severe hearing loss. We expect to select a candidate for clinical development for both the OTO-5XX and OTO-6XX programs in the second half of 2018.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also recently approved by the FDA for the treatment of acute otitis externa (AOE). In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product. OTIPRIO continues to be available for purchase by customers while we evaluate commercial partnering options for the product, including divestiture.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $110.2 million.

We have never been profitable, and as of March 31, 2018, we had an accumulated deficit of $376.3 million. Our net losses were $11.4 million and $27.1 million for the three months ended March 31, 2018 and 2017, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

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

We will require additional financing to complete the development of and, if approved, commercialize, OTIVIDEX, OTO-313, OTO-413 and any other product candidates. We believe we will continue to expend substantial resources for the foreseeable future for the development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and our ability to effectively find a commercial partner or acquiror for OTIPRIO. If additional financing is required, we anticipate we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California(UC). Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

In April 2013, we entered into an exclusive license agreement with DURECT Corporation (Durect), as part of an asset transfer agreement between us and IncuMed LLC, an affiliate of the NeuroSystec Corporation. Under this license agreement, Durect granted us an exclusive, worldwide, royalty-bearing license under Durect’s rights to certain patents and applications covering our OTO-313 product candidate, as well as certain related know-how. Under this license agreement and the asset transfer agreement, we are obligated to make one-time milestone payments of up to $7.5 million for the first licensed product. Upon commercializing a licensed product, we are obligated to pay Durect tiered, low single-digit royalties on annual net sales by us or our affiliates or sublicensees of the licensed products, and we have the right to offset a certain amount of third-party license fees or royalties against such royalty payments to Durect. In addition, each sublicense we grant to a third party is subject to payment to Durect of a low double-digit percentage of all non-royalty payments we receive under such sublicense. Additionally, we are also obligated to pay the Institut National de la Sante et de la Recherche Medicale (INSERM), on behalf of Durect, for a low single-digit royalty payment on net sales by us or our affiliates or sublicensees upon commercialization of the licensed product. The foregoing royalty payment obligation to Durect would continue on a product-by-product and country-by-country basis until expiration or determination of invalidity of the last valid claim within the licensed patents that cover the licensed product, and the payment obligation to INSERM would continue so long as Durect’s license from INSERM remains in effect.

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end users of OTIPRIO for use during TTP surgery. In November 2017, we announced we discontinued promotional support for OTIPRIO. OTIPRIO continues to be available for purchase by customers while we evaluate commercial partnering options for the product, including divestiture.

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

Operating Expenses

Cost of product sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of OTIPRIO, including third-party manufacturing costs, allocation of overhead costs and royalty payments based on OTIPRIO sales. In 2017, OTIPRIO inventory values were written down due to the discontinuation of promotional support for the product indicating our expectation that the useful life and ability to recover inventory costs have decreased. Similarly, OTIPRIO manufacturing equipment was impaired.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended March 31,
	2018	2017
Third-party development costs:
OTIPRIO	$47	$1,173
OTIVIDEX	378	5,626
OTO-311/OTO-313	206	1
OTO-413	929	—
Total third-party development costs	1,560	6,800
Other unallocated internal research and development costs	4,090	6,385
Total research and development costs	$5,650	$13,185

We expect our research and development expenses to continue to be substantial for the foreseeable future as we advance our product candidates through their respective development programs. The process of conducting nonclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving regulatory approval for our product candidates. The probability of success will be affected by numerous factors, including nonclinical data, clinical data, competition, manufacturing capability and commercial viability. We are responsible for all the research and development costs for our programs.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to net product sales, accrued expenses and stock-based compensation. We base our estimates on our historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. In addition, effective January 1, 2018, the Company adopted ASC 606, as described below. ASC 606, replaces the Company’s previous method of revenue recognition described.

Revenue Recognition

Our accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial.

To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606 and when it is probable we will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and then we assess whether each promised good or service is distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

OTIPRIO is sold to a limited number of specialty wholesale distributors. We recognize revenue when our customer obtains control of our product, typically upon delivery to these distributors. We have determined the delivery of OTIPRIO to our customers constitutes a single performance obligation and no other performance obligations are present. Our customer contracts have standard payment terms. We do not offer prompt pay discounts or financing on our sales and have not identified any credit risk issues.

Hospitals, ambulatory surgery centers and physician offices order OTIPRIO from our distributors and are the end users of OTIPRIO. We permit product returns from the distributors only if the product is damaged or is shipped or ordered in error. Product returns based on expiry are not permitted. To date, returns have been immaterial.

Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year or the amount is immaterial.

Transaction Price and Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, government chargebacks, discounts and rebates, and other fee for service amounts that are detailed within our contracts with our customers relating to the sale of OTIPRIO. These reserves, as detailed below, are based on the amounts earned or accrued on our sales. Variable consideration is estimated using the most likely method, which is the single most likely outcome under our contracts and takes into consideration contractual fees, historical chargeback activity and historical Medicaid rebates. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplate application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period. Reserves are established for these discounts and allowances upon delivery of OTIPRIO by the distributor and are classified as: (i) an allowance against accounts receivable if the amount is payable to the distributor or (ii) an accrued liability if the amount is payable to a party other than the distributor. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances. Our customers are specialty wholesale distributors with whom we have contracted to pay a fee based on a percentage of wholesale acquisition cost for sales order management, data, and distribution services. We have determined such services received to date are not distinct from our sale of products to our customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations. This fee for service is recorded as an allowance against accounts receivable at the time of sale based on the contracted percentage.

Chargebacks. We estimate allowances against accounts receivable for chargebacks related to agreements with group purchasing organizations and federal contracts. Under these agreements, we credit distributors a chargeback amount which represents the difference between the wholesale acquisition cost and the discounted price at which eligible purchasers purchased from the distributors. At the time of sale, estimated chargebacks are recorded based on historical chargeback activity, the projected payer mix, patient population industry data and the identification of entities purchasing OTIPRIO which are eligible for discounted pricing.

Government Rebates. We estimate a rebate liability in connection with a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services, which provides a rebate to participating states based on covered purchases of OTIPRIO. At the time of sale, estimated Medicaid rebates are recorded based on historical government rebate activity, the projected payer mix, and Medicaid patient population industry data.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Product sales, net	$301	$358	$(57)
Cost of product sales	272	463	(191)
Research and development	5,650	13,185	(7,535)
Selling, general and administrative	6,157	14,092	(7,935)

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for use during TTP surgery. For the three months ended March 31, 2018 and 2017, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. On March 2, 2018, OTIPRIO was approved for use in the treatment of AOE which will be administered in physician offices.

Cost of product sales. Cost of product sales decreased $0.2 million primarily due to fixed costs incurred during the three months ended March 31, 2017 for manufacturing subsequent commercial validation lots for OTIPRIO and a write down of excess inventory.

Research and development expenses. The decrease of $7.5 million in research and development expense was primarily due to a $5.3 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017; a $1.1 million decrease in OTIPRIO clinical trial and regulatory expenses associated with the label expansion for AOE; a $1.8 million decrease in personnel-related costs due to a reduction in headcount and a decrease of $0.4 million in other research and development costs. These decreases were partially offset by a $0.9 million increase in research costs for our sensorineural hearing loss programs; and $0.2 million increase in development expenses related to OTO-313.

Selling, general and administrative expenses. The decrease of $7.9 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $8.1 million, resulting from reductions in personnel during 2017 and 2018 and a $1.4 million decrease in outside services due to the discontinuation of promotional support for OTIPRIO. These decreases were partially offset by one-time termination benefits including one-time stock compensation expense, totaling approximately $1.6 million incurred during the three months ended March 31, 2018.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $376.3 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $110.2 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31,  (in thousands):

	2018	2017
Net cash (used in) provided by:
Operating activities	$(9,798)	$(27,643)
Investing activities	14,528	17,182
Financing activities	32	9
Net increase (decrease) in cash	$4,762	$(10,452)

Operating activities. For both periods presented, the primary uses of cash were to fund development activities for our product candidates and to support the commercialization of OTIPRIO.

During the three months ended March 31, 2018, we used cash in operating activities of $9.8 million, while our net loss was $11.4 million. The difference consisted of $3.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense and depreciation expense, which was partially offset by a $1.4 million net change in our operating assets and liabilities.

During the three months ended March 31, 2017, we used cash in operating activities of $27.6 million, while our net loss was $27.1 million. The difference consisted of $5.5 million net change in our operating assets and liabilities, which was partially offset by $5.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense.

Investing activities. Net cash provided by investing activities was $14.5 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, $36.5 million was provided by maturities of short-term investments, which was partially offset by $21.9 million used to purchase short-term investments and $0.1 million used for capital expenditures.

Net cash provided by investing activities was $17.2 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, $74.7 million was provided by maturities of short-term investments, which was partially offset by $57.2 million used to purchase short-term investments and $0.3 million used for capital expenditures.

Financing activities. Net cash provided by financing activities was $32,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, net cash provided by financing activities was for shares issued for stock option exercises.

Net cash provided by financing activities was $9,000 for the three months ended March 31, 2017. During the three months ended March 31, 2017, net cash provided by financing activities was for shares issued for stock option exercises.

Funding Requirements

We expect to continue to incur significant losses for the foreseeable future as we: (i) develop and seek regulatory approvals for our product candidates OTIVIDEX, OTO-313 and OTO-413; and (ii) work to develop additional product candidates through research and development programs. We are subject to all the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months.

We will require additional financing to complete the development of and, if approved, commercialize OTIVIDEX, OTO-313, OTO-413 and any other product candidates. When additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2018, we had cash and cash equivalents and short-term investments of $110.2 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities and U.S. government-sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not acquire investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Risk

To date, the vast majority of our contractual obligations have been denominated in U.S. dollars; however, we have contracts with CROs and investigational sites in countries within the European Union (EU) and are subject to fluctuations in foreign currency rates in connection with such contracts. In the future, we may contract with other CROs and investigational sites in foreign countries. We do not hedge our foreign currency exchange rate risk. To date, we have not incurred any material effects from foreign currency changes in connection with such contracts.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $11.4 million and $27.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $376.3 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX and OTO-311 (now OTO-313). In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $110.2 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-313, OTO-413 or any other product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the cost of commercialization activities for our product candidates that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing, development or commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We expect to initiate this trial in mid-2018.

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

Even if we successfully advance OTO-313 through clinical development, or advance OTO-413 or other product candidates from our hearing loss programs or any other future product candidate into clinical development, their success will be subject to all the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-313, OTO-413, any other product candidate from our hearing loss programs or any other future product candidate.

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

There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed initial indication for OTIVIDEX is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-313 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. Our target indication for OTO-413 is the treatment of speech-in-noise hearing difficulties. A subset of patients with this condition are currently treated with hearing aids. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and AOE, or to elect to utilize OTIVIDEX for Ménière’s disease,  OTO-313 for tinnitus or OTO-413 for speech-in-noise hearing difficulties, rather than other products or treatments, may be influenced by a number of factors, including:

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Frequency Therapeutics, KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Metarmor Inc., Novartis AG, Novus Therapeutics, Inc., Oricula Therapeutics LLC, Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

We rely on third parties to conduct many of our nonclinical studies and all our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, our product candidates.

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

We and the third parties upon whom we rely are required to comply with GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed, or the regulatory authorities may require us to perform additional clinical trials before reviewing or approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, we are exploring commercial partnering options for OTIPRIO, including divestiture. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To expand our development and commercial support capabilities in the future, we may need to increase the size of our organization, and we may experience difficulties in managing this growth.

As we advance our product candidates through the development process and commercialize our product and product candidates, if approved, we may need to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. If our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. For example, in December 2016, we moved into our new headquarters location in San Diego, California. The physical expansion of our operations has led, and may continue to lead, to significant costs. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

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

In March 2010, the Affordable Care Act (ACA) became law in the United States. One goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot fully predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect our ability to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize our product or any future approved products. Provisions of ACA relevant to the pharmaceutical industry include the following:

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

Recent changes in the U.S. government could lead to repeal of or changes in some or all the ACA and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business.

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

Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provided opportunities for third parties to challenge any issued patent in the USPTO. This applies to all our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action.

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

Filing and prosecuting patent applications and defending patents on our product and product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patents such that they do not cover our product or product candidates. They may also put our pending patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administrative panel to affect the validity or enforceability of a claim, for example if a priority claim is found to be improper. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product and product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

In addition, a portion of our patent portfolio for our OTO-313 product candidate is exclusively in-licensed from Durect, which license includes a sublicense to patents jointly owned by Durect and INSERM. Under our existing license agreement with Durect, we are subject to various obligations, including development and commercialization diligence obligations and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments to both Durect and INSERM. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement and fail to remedy such failure or cure such breach, Durect may have the right to terminate the license or, in the instance of our failure to meet the diligence obligations, Durect may instead elect to convert our exclusive license to a non-exclusive license. In particular, the loss of the license from Durect would affect a portion of the patent portfolio for OTO-313, which would adversely affect our ability to proceed with any development or potential commercialization of OTO-313 and could subject us to claims of patent infringement by Durect if OTO-313 is covered by the licensed patents.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which will become fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

Since the approval of OTIPRIO, our operations have been subject to the federal transparency requirements under the ACA, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

As of March 31, 2018, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of March 31, 2018 , our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 43.2% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. We continue to examine the impact that this tax reform legislation may have on our business. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or NASDAQ, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or NASDAQ, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

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

OTONOMY, INC.

Date: May 9, 2018	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 9, 2018	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer