Form 10-Q
period 2018-06-30
OTONOMY, INC.
filed 2018-08-08
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of August 3, 2018 was 30,630,125.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,024	$18,456
Short-term investments	80,984	101,548
Accounts receivable, net	14	107
Prepaid and other current assets	2,398	2,334
Total current assets	102,420	122,445
Restricted cash	1,160	1,158
Property and equipment, net	4,529	4,679
Other long-term assets	82	82
Total assets	$108,191	$128,364
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$877	$961
Accrued expenses	2,645	3,881
Accrued compensation	1,943	3,307
Current portion of deferred rent	39	42
Total current liabilities	5,504	8,191
Deferred rent, net of current portion	2,951	2,894
Total liabilities	8,455	11,085
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 30,630,125 and 30,558,726 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	489,578	482,198
Accumulated other comprehensive loss	(46)	(100)
Accumulated deficit	(389,827)	(364,850)
Total stockholders' equity	99,736	117,279
Total liabilities and stockholders' equity	$108,191	$128,364

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(unaudited)
Product sales, net	$123	$326	$424	$684
Costs and operating expenses:
Cost of product sales	241	397	513	860
Research and development	8,225	12,714	13,875	25,899
Selling, general and administrative	5,619	10,747	11,776	24,839
Total costs and operating expenses	14,085	23,858	26,164	51,598
Loss from operations	(13,962)	(23,532)	(25,740)	(50,914)
Interest income	409	311	763	615
Net loss	$(13,553)	$(23,221)	$(24,977)	$(50,299)
Net loss per share, basic and diluted	$(0.44)	$(0.77)	$(0.82)	$(1.66)
Weighted-average shares used to compute net loss per share, basic and diluted	30,594,288	30,269,190	30,581,481	30,263,042

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Net loss	$(13,553)	$(23,221)	$(24,977)	$(50,299)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	50	(9)	54	(78)
Comprehensive loss	$(13,503)	$(23,230)	$(24,923)	$(50,377)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(24,977)	$(50,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594	592
Stock-based compensation	7,151	7,217
Amortization of discount or premium on short-term investments	(169)	307
Deferred rent	54	1,488
Changes in operating assets and liabilities:
Accounts receivable, net	93	15
Inventory	—	244
Prepaid and other assets	(64)	930
Accounts payable	(184)	—
Accrued expenses	(1,237)	(4,258)
Accrued compensation	(1,364)	(1,501)
Net cash used in operating activities	(20,103)	(45,265)
Cash flows from investing activities:
Purchases of short-term investments	(54,213)	(73,662)
Maturities of short-term investments	75,000	117,299
Purchases of property and equipment	(343)	(681)
Net cash provided by investing activities	20,444	42,956
Cash flows from financing activities:
Proceeds from exercise of stock options	32	58
Proceeds from issuance of common stock	197	427
Net cash provided by financing activities	229	485
Net change in cash, cash equivalents and restricted cash	570	(1,824)
Cash, cash equivalents and restricted cash at beginning of period	19,614	24,853
Cash, cash equivalents and restricted cash at end of period	$20,184	$23,029

Cash and cash equivalents at end of period	$19,024	$22,332
Restricted cash at end of period	1,160	697
Cash, cash equivalents and restricted cash at end of period	$20,184	$23,029

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$166	$36

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for otology. The Company pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. OTIVIDEXTM is a steroid formulation that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial recently initiated to support a submission for U.S. registration. OTO-313 is a formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is in development for the treatment of tinnitus. Otonomy is also advancing three preclinical-stage programs that address different pathologies of hearing loss: (i) OTO-413 is a formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy and the treatment of speech-in-noise hearing difficulties; (ii) OTO-5XX is an otoprotectant for the prevention of cisplatin-induced hearing loss; and (iii) OTO-6XX induces hair cell regeneration for the treatment of severe hearing loss.

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO® (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). The Company recently announced the initiation of a partnership with privately held Mission Pharmacal (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatric and primary care physician offices as well as urgent care clinics.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2018, the Company had cash, cash equivalents and short-term investments of $100.0 million and an accumulated deficit of $389.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other potential product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash in readily available checking, savings and money market accounts, and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the six months ended June 30, 2018.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its largest customers for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
First largest	69%	40%	47%	33%
Second largest	27%	31%	31%	33%
Third largest	*	26%	21%	32%

* represents less than 10%

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Three and Six Months Ended June 30,
	2018	2017
Warrants to purchase common stock	—	141,060
Options to purchase common stock	5,146,089	5,537,575
	5,146,089	5,678,635

Recent Accounting Pronouncements

Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For statement of operations purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for the Company on January 1, 2019 and will be adopted by recognizing a cumulative effect adjustment to the opening balance of retained earnings as of that date. The effect of adoption on the Company's financial statements will depend on the leases in effect and the Company's borrowing rates at that time, but based on the Company's existing leases, adoption is expected to result in a significant increase in assets and liabilities on the balance sheet, and no significant change to operating expenses.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards for specific guidance on inputs to an option pricing model, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contracted accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for the Company in January 2020, with early adoptions permitted, but no earlier than the Company’s adoption date of Topic 606. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial position, results of operations or cash flows.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $15.8 million and $10.5 million as of June 30, 2018 and December 31, 2017 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2018:
U.S. Treasury securities	$61,050	$—	$(30)	$61,020
U.S. government sponsored enterprise securities	19,980	—	(16)	19,964
	$81,030	$—	$(46)	$80,984
December 31, 2017:
U.S. Treasury securities	$39,209	$—	$(44)	$39,165
U.S. government sponsored enterprise securities	62,439	—	(56)	62,383
	$101,648	$—	$(100)	$101,548

As of June 30, 2018, the Company had 38 securities in a gross unrealized loss position, all which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2018. All the Company’s available-for-sale debt securities mature within one year.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid clinical trial costs	$313	$729
Other	2,085	1,605
Total	$2,398	$2,334

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory equipment	$3,760	$3,457
Manufacturing equipment	1,002	871
Computer equipment and software	737	731
Leasehold improvements	736	733
Office furniture	1,548	1,581
	7,783	7,373
Less: accumulated depreciation	(3,254)	(2,694)
Total	$4,529	$4,679

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical trial costs	$330	$1,112
Accrued other	2,315	2,769
Total	$2,645	$3,881

5. Restructuring Charges

In November 2017, the Company initiated a restructuring plan to focus resources on its development programs and eliminate the cash burn associated with OTIPRIO promotional support. The actions associated with the restructuring were substantially completed in December 2017 and, as a result, the Company recorded a restructuring charge of $3.8 million to selling, general and administrative expense. Restructuring costs primarily include severance costs, including severance payments and outplacement services, health insurance coverage and $1.0 million in stock-based compensation expense associated with accelerated vesting pursuant to the original terms of the Company’s employment agreement with its Chief Medical Officer. As of June 30, 2018 and December 31, 2017, accrued and unpaid severance costs totaled approximately $0.1 million and $1.5 million, respectively. During the six months ended June 30, 2018, the Company paid approximately $1.4 million in severance costs.

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2018, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of June 30, 2018 and December 31, 2017 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2018:
Assets
Money market funds	$15,845	$15,845	$—	$—
U.S. Treasury securities	61,020	61,020	—	—
U.S. government sponsored enterprise securities	19,964	—	19,964	—
	$96,829	$76,865	$19,964	$—
December 31, 2017:
Assets
Money market funds	$10,494	$10,494	$—	$—
U.S. Treasury securities	39,165	39,165	—	—
U.S. government sponsored enterprise securities	62,383	—	62,383	—
	$112,042	$49,659	$62,383	$—

8. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2018	2017
Common stock options issued and outstanding	5,146,089	4,599,252
Common stock options available for future grant	4,365,896	3,403,597
Common stock reserved for issuance under ESPP	1,698,108	1,292,327
Total common stock reserved for future issuance	11,210,093	9,295,176

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

The following table summarizes stock option activity for the six months ended June 30, 2018 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,599	$14.28
Granted	3,634	$5.69
Exercised	(19)	$1.69
Forfeited	(3,068)	$18.42
Outstanding as of June 30, 2018	5,146	$5.79

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

These new options vest over one to three years, subject to the terms of the Option Exchange and expire eight years from the date of grant. The Company determined this option exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.6 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.

During the financial statement close process for the three and six months ended June 30, 2018 the Company identified and corrected an immaterial error related to the first quarter of 2018. The adjustment related to an error in the timing of recognition of the stock-based compensation associated with the Option Exchange and had the impact of understating stock-based compensation, additional paid in capital and net loss in the first quarter of 2018 by $1.2 million. Management evaluated the effect of the adjustment on the previously issued interim financial statements in accordance with SAB No. 99 and SAB No. 108 and concluded that it was qualitatively and quantitatively immaterial to the interim period and the trend of earnings. Management also concluded that correcting the error in the second quarter of 2018 would not have a material impact on the second quarter results for 2018.  As a result, we corrected the error in our condensed statement of operations for the three months ended June 30, 2018.  There was no impact to the condensed balance sheet as of June 30, 2018 or our condensed statement of operations for the six months ended June 30, 2018.

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$2	$6	$6	$12
Research and development	1,698	1,359	2,335	2,344
Selling, general and administrative	2,738	2,126	4,810	4,861
Total stock-based compensation	$4,438	$3,491	$7,151	$7,217

10. Subsequent Event

On August 2, 2018, the Company entered into a co-promotion agreement (the "Co-Promotion Agreement”) with privately held Mission Pharmacal Company (“Mission”), pursuant to which Mission will exclusively promote OTIPRIO for AOE in the United States to pediatrician and primary care physician offices and urgent care clinics. In partial consideration of the OTIPRIO support activities provided by the Company, and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE, Mission will make non-refundable, non-creditable payments to the Company during each of the first five years of the Co-Promotion Agreement. In addition, Mission will reimburse the Company for a proportion of product support expenses as agreed upon by both parties and the Company will retain a share of gross profits from the sale of OTIPRIO to Mission’s accounts. The Company retains all commercial rights for other customer segments for AOE and for use of OTIPRIO in all other indications. The initial term of the Co-Promotion Agreement is five years with provisions for extension and early termination.

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our OTIPRIO promotional partnership;
•	our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the recently initiated additional Phase 3 trial in the first half of 2020;
•	our expectations regarding the clinical development of OTO-313, including but not limited to our plans to initiate a Phase 1/2 clinical trial in tinnitus patients in the first half of 2019;
•	our expectations regarding the clinical development of OTO-413, including but not limited to our plans to initiate a Phase 1/2 clinical trial in hearing loss patients in the first half of 2019;
•	the timing or likelihood of regulatory filings and approvals;
•

our expectations regarding the future development of other product candidates, including but not limited to our plans to select a candidate for clinical development for both the OTO-5XX and OTO-6XX programs by the end of 2018;

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX and OTO-313, and label expansion indications for OTIPRIO; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029) while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease, and recently announced the initiation of such trial.  We expect top-line results from this trial in the first half of 2020.

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

We are advancing three distinct hearing loss programs that address different pathologies and broad patient populations. OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy and the treatment of speech-in-noise hearing difficulties. We have initiated nonclinical studies and manufacturing for OTO-413 to support an Investigational New Drug Application, with a Phase 1/2 clinical trial in hearing loss patients expected to begin in the first half of 2019. OTO-5XX is an otoprotectant in development for the prevention of cisplatin induced hearing loss. OTO-6XX induces hair cell regeneration in a nonclinical proof-of-concept model and is being developed for the treatment of severe hearing loss. We expect to select a candidate for clinical development for both the OTO-5XX and OTO-6XX programs by the end of 2018.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product. The Company recently announced the initiation of a partnership with privately held Mission Pharmacal (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatric and primary care physician offices as well as urgent care clinics.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $100.0 million.

We have never been profitable, and as of June 30, 2018, we had an accumulated deficit of $389.8 million. Our net losses were $13.6 million and $23.2 million for the three months ended June 30, 2018 and 2017, respectively, and $25.0 million and $50.3 million for the six months ended June 30, 2018 and 2017, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We will require additional financing to complete the development of and, if approved, commercialize, OTIVIDEX, OTO-313, OTO-413 and any other product candidates. We believe we will continue to expend substantial resources for the foreseeable future for the development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and the revenue generated by OTIPRIO and our other product candidates, if approved. When additional financing is required, we anticipate we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for a period of at least twelve months from the date of this report.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California (UC). Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end users of OTIPRIO for use during TTP surgery. In November 2017, we announced the discontinuation of our promotional support for OTIPRIO. The product has continued to be available for purchase by customers while we evaluated commercial partnering options.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Third-party development costs:
OTIPRIO	$52	$1,258	$98	$2,431
OTIVIDEX	928	4,387	1,306	10,013
OTO-311/OTO-313	973	19	1,179	20
OTO-413	874	—	1,807	—
Total third-party development costs	2,827	5,664	4,390	12,464
Other unallocated internal research and development costs	5,398	7,050	9,485	13,435
Total research and development costs	$8,225	$12,714	$13,875	$25,899

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

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Updates to these critical accounting policies and estimates are described below.  In addition, effective January 1, 2018, the Company adopted ASC 606, as described below. ASC 606 replaces the Company’s previous method of revenue recognition described.

Stock-based compensation

We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For options granted to employees and directors, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

We have granted stock options that vest upon achievement of certain performance criteria, or Performance Awards. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) we assess the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

In January 2018 we completed an option exchange program (Option Exchange) which allowed eligible employees to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $12.00 per share (Exchange Offer), for new stock options.  These new options vest over one to three years, subject to the terms of the Option Exchange and expire eight years from the date of grant. The Company determined this option exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.6 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Product sales, net	$123	$326	$(203)
Cost of product sales	241	397	(156)
Research and development	8,225	12,714	(4,489)
Selling, general and administrative	5,619	10,747	(5,128)

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for use during TTP surgery. For the three months ended June 30, 2018 and 2017, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. On March 2, 2018, OTIPRIO was approved for use in the treatment of AOE which will be administered in physician offices.

Cost of product sales. Cost of product sales decreased primarily due to lower product sales.

Research and development expenses. The decrease of $4.5 million in research and development expenses was primarily due to a net $3.5 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017; a $1.2 million decrease in OTIPRIO clinical trial and regulatory expenses associated with the label expansion for AOE; a $0.6 million decrease in personnel-related costs due to a reduction in headcount, and a decrease of $0.8 million in other research and development costs. These decreases were partially offset by a $1.0 million increase in development expenses related to OTO-313 and a $0.6 million increase in research costs for our sensorineural hearing loss programs.

Selling, general and administrative expenses. The decrease of $5.1 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $3.0 million, resulting from reductions in personnel during 2017 and 2018, and a $2.1 million decrease in outside services and other operating expenses due to the discontinuation of promotional support for OTIPRIO.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Product sales, net	$424	$684	$(260)
Cost of product sales	513	860	(347)
Research and development	13,875	25,899	(12,024)
Selling, general and administrative	11,776	24,839	(13,063)

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for use during TTP surgery. For the six months ended June 30, 2018 and 2017, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. On March 2, 2018, OTIPRIO was approved for use in the treatment of AOE which will be administered in physician offices.

Cost of product sales. Cost of product sales decreased $0.3 million primarily due to lower sales volumes during the six months ended June 30, 2018 and a write-down of excess inventory during the six months ended June 30, 2017 of $0.2 million. There were no write-downs of inventory in 2018.

Research and development expenses. The decrease of $12.0 million in research and development expenses was primarily due to a net $8.7 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017; a $2.3 million decrease in OTIPRIO clinical trial and regulatory expenses associated with the label expansion for AOE; a $1.9 million decrease in personnel-related costs due to a reduction in headcount, and a decrease of $1.5 million in other research and development costs. These decreases were partially offset by a $1.2 million increase in development expenses related to OTO-313 and an increase of $1.2 million in research costs for our sensorineural hearing loss programs.

Selling, general and administrative expenses. The decrease of $13.1 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $10.7 million, resulting from reductions in personnel during 2017 and 2018 and a $4.0 million decrease in outside services and other operating expenses due to the discontinuation of promotional support for OTIPRIO. These decreases were partially offset by one-time termination benefits including one-time stock compensation expense, totaling approximately $1.6 million incurred during the six months ended June 30, 2018.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $389.8 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $100.0 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, (in thousands):

	2018	2017
Net cash (used in) provided by:
Operating activities	$(20,103)	$(45,265)
Investing activities	20,444	42,956
Financing activities	229	485
Net increase (decrease) in cash	$570	$(1,824)

Operating activities. For both periods presented, the primary uses of cash were to fund development activities for our product candidates and in 2017 to support the commercialization of OTIPRIO.

During the six months ended June 30, 2018, we used cash in operating activities of $20.1 million, while our net loss was $25.0 million. The difference consisted of $7.7 million of non-cash adjustments, primarily comprised of stock-based compensation expense and depreciation expense, which was partially offset by a $2.8 million net change in our operating assets and liabilities.

During the six months ended June 30, 2017, we used cash in operating activities of $45.3 million, while our net loss was $50.3 million. The difference consisted of $9.6 million of non-cash adjustments, primarily comprised of stock-based compensation expense and deferred rent expense, which was partially offset by a $4.6 million net change in our operating assets and liabilities.

Investing activities. Net cash provided by investing activities was $20.4 million during the six months ended June 30, 2018. $75.0 million was provided by maturities of short-term investments, which was partially offset by $54.2 million used to purchase short-term investments and $0.4 million used for capital expenditures.

Net cash provided by investing activities was $43.0 million during the six months ended June 30, 2017. $117.3 million was provided by maturities of short-term investments, which was partially offset by $73.6 million used to purchase short-term investments and $0.7 million used for capital expenditures.

Financing activities. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $0.5 for the six months ended June 30, 2017. During the six months ended June 30, 2017, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for a period of at least twelve months from the date of this report.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2018, we had cash and cash equivalents and short-term investments of $100.0 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities and U.S. government-sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not acquire investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $25.0 million and $50.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $389.8 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. Recently, we announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. Such partnership may not be successful.  Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX and OTO-311 (now OTO-313). In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $100.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease, and recently announced the initiation of such trial.

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. Recently, we announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., Fennec Pharmaceuticals Inc., Frequency Therapeutics, KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Metarmor Inc., Novartis AG, Novus Therapeutics, Inc., Oricula Therapeutics LLC, Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, we recently announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB's decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. We continue to monitor patent applications filed and being prosecuted by Auris, in case we may need to consider similar or other actions.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

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

As of June 30, 2018, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 36.8% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. We have reflected reasonable estimates of the effects of certain aspects of this legislation in our financial statements. We continue to examine the impact that this tax reform legislation may have on our business and will continue to make and refine our calculations of the effects of this legislation. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

OTONOMY, INC.

Date: August 8, 2018	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 8, 2018	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer