Form 10-Q
period 2018-09-30
OTONOMY, INC.
filed 2018-11-05
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 31, 2018 was 30,630,125.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,382	$18,456
Short-term investments	71,180	101,548
Accounts receivable, net	45	107
Prepaid and other current assets	2,413	2,334
Total current assets	95,020	122,445
Restricted cash	695	1,158
Property and equipment, net	4,269	4,679
Other long-term assets	231	82
Total assets	$100,215	$128,364
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,294	$961
Accrued expenses	3,566	3,881
Accrued compensation	2,341	3,307
Current portion of deferred rent	37	42
Total current liabilities	7,238	8,191
Deferred rent, net of current portion	2,979	2,894
Total liabilities	10,217	11,085
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 30,630,125 and 30,558,726 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	492,388	482,198
Accumulated other comprehensive loss	(48)	(100)
Accumulated deficit	(402,373)	(364,850)
Total stockholders' equity	89,998	117,279
Total liabilities and stockholders' equity	$100,215	$128,364

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(unaudited)
Product sales, net	$113	$282	$537	$966
Costs and operating expenses:
Cost of product sales	162	290	675	1,150
Research and development	8,300	10,761	22,175	36,660
Selling, general and administrative	4,652	10,548	16,428	35,387
Total costs and operating expenses	13,114	21,599	39,278	73,197
Loss from operations	(13,001)	(21,317)	(38,741)	(72,231)
Interest income	455	319	1,218	934
Net loss	$(12,546)	$(20,998)	$(37,523)	$(71,297)
Net loss per share, basic and diluted	$(0.41)	$(0.69)	$(1.23)	$(2.35)
Weighted-average shares used to compute net loss per share, basic and diluted	30,630,125	30,314,155	30,597,874	30,280,267

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Net loss	$(12,546)	$(20,998)	$(37,523)	$(71,297)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(2)	60	52	(18)
Comprehensive loss	$(12,548)	$(20,938)	$(37,471)	$(71,315)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(37,523)	$(71,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	892	923
Stock-based compensation	9,961	10,468
Amortization of discount or premium on short-term investments	(328)	367
Deferred rent	80	2,230
Changes in operating assets and liabilities:
Accounts receivable, net	62	(35)
Inventory	—	197
Prepaid and other assets	(228)	1,111
Accounts payable	321	138
Accrued expenses	(322)	(4,317)
Accrued compensation	(966)	(714)
Net cash used in operating activities	(28,051)	(60,929)
Cash flows from investing activities:
Purchases of short-term investments	(80,502)	(106,661)
Maturities of short-term investments	111,250	161,066
Purchases of property and equipment	(463)	(844)
Net cash provided by investing activities	30,285	53,561
Cash flows from financing activities:
Proceeds from exercise of stock options	32	122
Proceeds from issuance of common stock	197	427
Net cash provided by financing activities	229	549
Net change in cash, cash equivalents and restricted cash	2,463	(6,819)
Cash, cash equivalents and restricted cash at beginning of period	19,614	24,853
Cash, cash equivalents and restricted cash at end of period	$22,077	$18,034

Cash and cash equivalents at end of period	$21,382	$16,877
Restricted cash at end of period	695	1,157
Cash, cash equivalents and restricted cash at end of period	$22,077	$18,034

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$19	$368

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for otology. The Company pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. OTIVIDEXTM is a steroid formulation that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial recently initiated to support a submission for U.S. registration. OTO-313 is a formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is in development for the treatment of tinnitus. Otonomy is also advancing three preclinical-stage programs that address different pathologies of hearing loss: (i) OTO-413 is a formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy and the treatment of speech-in-noise hearing difficulties; (ii) OTO-5XX is an otoprotectant in development for the prevention of cisplatin induced hearing loss; and (iii) OTO-6XX induces hair cell regeneration in a nonclinical proof-of-concept model and is being developed for the treatment of severe hearing loss.

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO® (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). The Company has entered into a partnership with privately held Mission Pharmacal Company (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

Basis of Presentation

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2018, the Company had cash, cash equivalents and short-term investments of $92.6 million and an accumulated deficit of $402.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other potential product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s corporate headquarters.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the nine months ended September 30, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Concepts (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), using the full retrospective approach. The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605, Revenue Recognition, and therefore the cumulative effect of adoption was immaterial.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its largest customers for each of the periods presented, with each customer accounting for over 10% of the Company’s revenue in such period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
First largest	41%	41%	45%	35%
Second largest	33%	29%	31%	32%
Third largest	24%	28%	21%	31%

Collaborative Arrangements

The Company has entered into a co-promotion agreement with a partner that falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). The terms of this agreement include (i) annual non-refundable non-creditable payments to the Company and reimbursement to the Company for a proportion of product support expenses as agreed upon by both parties and (ii) payments by the Company for profit sharing arising from our partner’s promotional activities. Payments to the Company are recognized as a reduction of our selling, general and administrative expenses in the condensed statements of operations. Profit-sharing payments by the Company to our partner are recognized as selling, general and administrative expenses.

Research and Development

Research and development expenses include the costs associated with the Company’s research and development activities, including salaries, benefits, stock-based compensation expense and occupancy costs. Also included in research and development expenses are third-party costs incurred in conjunction with contract manufacturing for the Company’s research and development programs and clinical trials, including the cost of clinical trial drug supply, costs incurred by contract research organizations and regulatory expenses. Research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses include the costs associated with the Company’s executive, administrative, finance and human resource functions including salaries, benefits, stock-based compensation expense and occupancy costs. Other selling, general and administrative expenses include costs associated with prosecuting and maintaining the Company’s patent portfolio, corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of the Company’s business. The Company’s selling, general and administrative expenses also include OTIPRIO product support expenses, and profit-sharing fees payable to the Company’s partner, which are reduced by payments received from our partner under the Company’s co-promotion agreement.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented. As of the three and nine months ended September 30, 2018 and 2017, potentially dilutive securities excluded from the calculations of diluted net loss per share consisted of options to purchase 4,951,714 and 5,512,008 shares of common stock, respectively.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company's financial position, results of operations or cash flows due to the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial position, results of operations or cash flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532 (the SEC Release), Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until the quarter ended March 31, 2019.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $18.1 million and $10.5 million as of September 30, 2018 and December 31, 2017 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2018:
U.S. Treasury securities	$62,230	$—	$(45)	$62,185
U.S. government sponsored enterprise securities	8,998	—	(3)	8,995
	$71,228	$—	$(48)	$71,180
December 31, 2017:
U.S. Treasury securities	$39,209	$—	$(44)	$39,165
U.S. government sponsored enterprise securities	62,439	—	(56)	62,383
	$101,648	$—	$(100)	$101,548

As of September 30, 2018, the Company had 35 securities in a gross unrealized loss position, all which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2018. All the Company’s available-for-sale debt securities mature within one year.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid clinical trial costs	$258	$729
Other	2,155	1,605
Total	$2,413	$2,334

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$3,756	$3,457
Manufacturing equipment	1,015	871
Computer equipment and software	767	731
Leasehold improvements	736	733
Office furniture	1,548	1,581
	7,822	7,373
Less: accumulated depreciation	(3,553)	(2,694)
Total	$4,269	$4,679

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical trial costs	$1,004	$1,112
Accrued other	2,562	2,769
Total	$3,566	$3,881

5. Restructuring Charges

In November 2017, the Company initiated a restructuring plan to focus resources on its development programs and eliminate the cash burn associated with OTIPRIO promotional support. The actions associated with the restructuring were substantially completed in December 2017 and, as a result, the Company recorded a restructuring charge of $3.8 million to selling, general and administrative expense. Restructuring costs primarily include severance costs, including severance payments and outplacement services, health insurance coverage and $1.0 million in stock-based compensation expense associated with accelerated vesting pursuant to the original terms of the Company’s employment agreement with its Chief Medical Officer. As of September 30, 2018 and December 31, 2017, accrued and unpaid severance costs totaled approximately $0.1 million and $1.5 million, respectively. During the nine months ended September 30, 2018, the Company paid approximately $1.4 million in severance costs.

6. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTIPRIO, OTIVIDEX, OTO-313 and OTO-413 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred. Under one of these agreements, the Company has achieved six development milestones and one regulatory milestone, totaling $2.8 million, related to its clinical trials for OTIPRIO, OTIVIDEX and OTO-311.

The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements as follows (in thousands):

Development	$1,600
Regulatory	10,275
Commercialization	1,000
Total	$12,875

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2018, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of September 30, 2018 and December 31, 2017 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2018:
Assets
Money market funds	$18,087	$18,087	$—	$—
U.S. Treasury securities	62,185	62,185	—	—
U.S. government sponsored enterprise securities	8,995	—	8,995	—
	$89,267	$80,272	$8,995	$—
December 31, 2017:
Assets
Money market funds	$10,494	$10,494	$—	$—
U.S. Treasury securities	39,165	39,165	—	—
U.S. government sponsored enterprise securities	62,383	—	62,383	—
	$112,042	$49,659	$62,383	$—

8. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2018	2017
Common stock options issued and outstanding	4,951,714	4,599,252
Common stock options available for future grant	4,560,271	3,403,597
Common stock reserved for issuance under ESPP	1,698,108	1,292,327
Total common stock reserved for future issuance	11,210,093	9,295,176

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

The following table summarizes stock option activity for the nine months ended September 30, 2018 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,599	$14.28
Granted	3,602	$5.70
Exercised	(19)	$1.69
Forfeited	(3,231)	$18.00
Outstanding as of September 30, 2018	4,951	$5.66

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

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$3	$4	$9	$16
Research and development	1,037	823	3,372	3,167
Selling, general and administrative	1,770	2,424	6,580	7,285
Total stock-based compensation	$2,810	$3,251	$9,961	$10,468

10. Co-Promotion Agreement

On August 2, 2018, the Company entered into the Co-Promotion Agreement with Mission that provides Mission with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States. The initial term of the Co-Promotion Agreement is five years with provisions for extension and early termination.

The Co-Promotion Agreement is within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Mission will make annual non-refundable, non-creditable payments to the Company during each of the first five years of the Co-Promotion Agreement as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, Mission will reimburse the Company for a proportion of product support expenses as agreed upon by both parties. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Mission has agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, Mission is entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to Mission's accounts. The Company’s payments to Mission for its portion of the gross profit will be recognized as selling, general and administrative expense in the Company’s condensed statement of operations. The Company is the principal in the product sale of OTIRPRIO to customers and will continue to recognize all revenue and related cost of product sales.

The Company does not consider performing product support services for its partner to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods such profits and losses occur. For the three and nine months ended September 30, 2018, the Company recognized a $0.1 million reduction in selling, general and administrative expenses due to the Co-Promotion Agreement with Mission.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX, OTO-313 and OTO-413, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; and other risks. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product. In August 2018 the Company announced the initiation of a partnership (Co-Promotion Agreement) with privately held Mission Pharmacal Company (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $92.6 million.

We have never been profitable, and as of September 30, 2018, we had an accumulated deficit of $402.4 million. Our net losses were $12.5 million and $21.0 million for the three months ended September 30, 2018 and 2017, respectively, and $37.5 million and $71.3 million for the nine months ended September 30, 2018 and 2017, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTIVIDEX;
•	conduct nonclinical and clinical development of OTO-313 and OTO-413;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end users of OTIPRIO for use during TTP surgery. In November 2017, we announced the discontinuation of our promotional support for OTIPRIO, although the product continues to be available for purchase by customers. In March 2018, OTIPRIO was approved by the FDA for the treatment of AOE.  In August 2018, we entered into a Co-Promotion Agreement with Mission that provides Mission with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

We recognize revenue on sales of OTIPRIO upon delivery to our distributors. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Prior to March 2016 we had not generated revenue. We do not expect to generate any revenue from any of our product candidates unless and until we obtain regulatory approval and commercialize our product candidates or enter into additional collaborative agreements with third parties.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Third-party development costs:
OTIPRIO	$—	$220	$98	$2,651
OTIVIDEX	2,034	4,024	3,339	14,037
OTO-311/OTO-313	332	354	1,511	374
OTO-413	1,224	—	3,031	—
Total third-party development costs	3,590	4,598	7,979	17,062
Other unallocated internal research and development costs	4,710	6,163	14,196	19,598
Total research and development costs	$8,300	$10,761	$22,175	$36,660

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, as well as other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development, costs associated with prosecuting and maintaining the Company’s patent portfolio and corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of the Company’s business, and OTIPRIO product support expenses and profit-sharing fees payable to Mission, which are reduced by payments received from Mission under the Company’s Co-Promotion Agreement.

We expect our selling, general and administrative expenses to be substantial as we support development of our product candidates, and as we incur ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director’s and officer’s liability insurance premiums, and investor relations-related expenses.

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

Stock-based compensation

We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes-Merton option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For options granted to employees and directors, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Product sales, net	$113	$282	$(169)
Cost of product sales	162	290	(128)
Research and development	8,300	10,761	(2,461)
Selling, general and administrative	4,652	10,548	(5,896)

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for use during TTP surgery. For the three months ended September 30, 2018 and 2017, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. On March 2, 2018, OTIPRIO was approved for use in the treatment of AOE which will be administered in physician offices.

Research and development expenses. The decrease of $2.5 million in research and development expenses was primarily due to a net $2.0 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017, partially offset by an increase in clinical trial costs from the OTIVIDEX Phase 3 trial initiated in the third quarter of 2018; a decrease of $0.9 million in other research and development costs, including professional services; a $0.6 million decrease in personnel-related costs due to a reduction in headcount; and a $0.2 million decrease in OTIPRIO related expenses. These decreases were partially offset by a $1.2 million increase in research costs for our sensorineural hearing loss program.

Selling, general and administrative expenses. The decrease of $5.9 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $3.7 million, resulting mostly from reductions in commercial personnel during 2017 and 2018, and a $2.2 million decrease in outside services and other operating expenses due to the discontinuation of promotional support for OTIPRIO.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Product sales, net	$537	$966	$(429)
Cost of product sales	675	1,150	(475)
Research and development	22,175	36,660	(14,485)
Selling, general and administrative	16,428	35,387	(18,959)

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers, who are the primary end user customers of OTIPRIO for use during TTP surgery. For the nine months ended September 30, 2018 and 2017, our net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees. On March 2, 2018, OTIPRIO was approved for use in the treatment of AOE which will be administered in physician offices.

Cost of product sales. Cost of product sales decreased $0.5 million primarily due to lower sales volumes during the nine months ended September 30, 2018 and a write-down of excess inventory during the nine months ended September 30, 2017 of $0.2 million. There were no write-downs of excess inventory in 2018.

Research and development expenses. The decrease of $14.5 million in research and development expenses was primarily due to a net $10.7 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017, partially offset by an increase in clinical trial costs from the OTIVIDEX Phase 3 initiated in the third quarter of 2018; a decrease of $2.9 million in other research and development costs, including professional services; a $2.5 million decrease in OTIPRIO clinical trial and regulatory expenses associated with the label expansion for AOE; and a $2.5 million decrease in personnel-related costs due to a reduction in headcount. These decreases were partially offset by an increase of $3.0 million in research costs for our sensorineural hearing loss program; and a $1.1 million increase in development expenses related to OTO-313.

Selling, general and administrative expenses. The decrease of $19.0 million in selling, general and administrative expenses was primarily related to reduced employee-related expenses of approximately $14.4 million, resulting mostly from reductions in commercial personnel during 2017 and 2018 and a $6.2 million decrease in outside services and other operating expenses due to the discontinuation of promotional support for OTIPRIO. These decreases were partially offset by one-time termination benefits including one-time stock compensation expense, totaling approximately $1.6 million incurred during the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2018, we had an accumulated deficit of $402.4 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $92.6 million. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, (in thousands):

	2018	2017
Net cash (used in) provided by:
Operating activities	$(28,051)	$(60,929)
Investing activities	30,285	53,561
Financing activities	229	549
Net increase (decrease) in cash	$2,463	$(6,819)

Operating activities. For both periods presented, the primary uses of cash were to fund development activities for our product candidates and in 2017 to support the commercialization of OTIPRIO.

During the nine months ended September 30, 2018, we used cash in operating activities of $28.0 million, while our net loss was $37.5 million. The difference consisted of $10.6 million of non-cash adjustments, primarily comprised of stock-based compensation expense and depreciation expense, which was partially offset by a $1.1 million net change in our operating assets and liabilities.

During the nine months ended September 30, 2017, we used cash in operating activities of $60.9 million, while our net loss was $71.3 million. The difference consisted of $14.0 million of non-cash adjustments, primarily comprised of stock-based compensation expense and deferred rent expense, which was partially offset by a $3.6 million net change in our operating assets and liabilities.

Investing activities. Net cash provided by investing activities was $30.3 million during the nine months ended September 30, 2018. $111.3 million was provided by maturities of short-term investments, which was partially offset by $80.5 million used to purchase short-term investments and $0.5 million used for capital expenditures.

Net cash provided by investing activities was $53.6 million during the nine months ended September 30, 2017. $161.1 million was provided by maturities of short-term investments, which was partially offset by $106.7 million used to purchase short-term investments and $0.8 million used for capital expenditures.

Financing activities. Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

Net cash provided by financing activities was $0.5 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, net cash provided by financing activities was for shares issued for stock option exercises and under our employee stock purchase plan.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2018, we had cash and cash equivalents and short-term investments of $92.6 million which are comprised of cash in checking and savings accounts, money market funds, U.S. Treasury securities and U.S. government-sponsored enterprise securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not acquire investments for trading or speculative purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $37.5 million and $71.3 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $402.4 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $92.6 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

OTIVIDEX is most subject to the risks associated with completing such pivotal trial and any future clinical trials required for registration, including risks associated with:

•	the successful implementation, enrollment and completion of such clinical trials of OTIVIDEX;
•	the use and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in such clinical trials;

•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA; and
•	the ability to submit an NDA for regulatory approval to the FDA.

If we are able to successfully complete the clinical trials required for OTIVIDEX registration, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE.

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 trial for OTIVIDEX in Ménière’s disease patients, conducted in Europe, achieved its primary endpoint while our AVERTS-1 Phase 3 trial, conducted in the United States, did not. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Novartis AG, Novus Therapeutics, Inc., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, easier to administer or less costly than our product or product candidates.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in August, we announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, or our partners. may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendor, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our product candidates could be delayed.

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

As of September 30, 2018, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2015, our shelf registration statement on Form S-3 (File No. 333-206752) was declared effective by the SEC and in January 2016 we sold 5,750,000 shares of common stock pursuant to such shelf registration statement. In September 2018, our new shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

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

As of September 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 36.8% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

OTONOMY, INC.

Date: November 5, 2018	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 5, 2018	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer