Form 10-K
period 2018-12-31
OTONOMY, INC.
filed 2019-03-04
CIK 1493566

Now and

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $88.2 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 29, 2018 of $3.85 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 27, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,685,412.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED December 31, 2018

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
•

our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the ongoing Phase 3 trial in the first half of 2020 and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•

our expectations regarding the clinical development of OTO-313, including but not limited to our plans to initiate a Phase 1/2 clinical trial in tinnitus patients in the second quarter of 2019 and have top-line results available in the first half of 2020;

•

our expectations regarding the clinical development of OTO-413, including but not limited to our plans to initiate a Phase 1/2 clinical trial in hearing loss patients in the third quarter of 2019 and have top-line results available in the second half of 2020;

•	the timing or likelihood of regulatory filings and approvals;
•

our expectations regarding the future development of other product candidates, including but not limited to our plans for clinical development of OTO-510 and the development candidate selected for our OTO-6XX program;

•	the potential for commercialization of our product candidates, if approved;
•

our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTIVIDEX, OTO-313, OTO-413 and our other product candidates, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX, OTO-313 and OTO-413, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC and the potential extension of the interest-only period;

•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the commercial success of OTIPRIO and the regulatory success and advancement of additional product candidates, such as OTIVIDEX, OTO-313, OTO-413 and OTO-510, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of the OTIPRIO promotional agreement; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part I, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1. BUSINESS

Overview

Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and is being utilized to develop a pipeline of products addressing important unmet medical needs including Ménière’s disease, hearing loss and tinnitus.

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the United States Food and Drug Administration (FDA), we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease.  We are enrolling patients in a Phase 3 trial for Ménière’s disease with results expected in the first half of 2020.

Gacyclidine is a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist in development for the treatment of tinnitus. A Phase 1 clinical safety trial has been successfully completed using OTO-311, a poloxamer-based formulation of gacyclidine, with no safety concerns observed. We have shifted development to OTO-313, an alternative formulation of gacyclidine that has improved properties compared to OTO-311. We expect to initiate a Phase 1/2 clinical trial for OTO-313 in tinnitus patients in the second quarter of 2019 with top-line results available in the first half of 2020.

OTO-413 is a sustained exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty (problem understanding speech in a noisy setting). We expect to initiate a Phase 1/2 clinical trial for OTO-413 in hearing loss patients in the third quarter of 2019 with top-line results available in the second half of 2020.

OTO-510 (previously OTO-5XX) is a sustained-exposure formulation of an undisclosed small molecule otoprotectant in development for the prevention of cisplatin induced hearing loss (CIHL). CIHL is an important unmet medical need with no approved therapies and approximately 500,000 patients including 5,000 children undergoing chemotherapy with ototoxic platinum-based agents each year in the United States. We expect to initiate activities to support an Investigational New Drug Application (IND) for OTO-510 in CIHL.

The regeneration of cochlear hair cells is an active area of research in the neurotology field because of its potential to improve hearing function in patients with severe loss. In our OTO-6XX program, we have demonstrated regeneration of hair cells in a nonclinical proof-of-concept model using a class of small molecules formulated for sustained-exposure local delivery, and have selected a lead compound for development.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We have entered into a partnership with privately held Mission Pharmacal Company (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

Our Product Pipeline

The following table summarizes the status of our product candidates currently in development and the indications for our approved product, and is followed by a brief description of each program:

Program (Compound)	Target Population	Status or Upcoming Milestone
OTIVIDEX (dexamethasone)	Ménière’s Disease	Phase 3 trial results in 1H20
OTO-313 (gacyclidine)	Tinnitus	Phase 1/2 trial results in 1H20
OTO-413 (BDNF)	Synaptopathy Hearing Loss	Phase 1/2 trial results in 2H20
OTO-510 (otoprotectant)	Cisplatin-Induced Hearing Loss	Initiate IND enabling activities
OTO-6XX (hair cell regeneration)	Severe Hearing Loss	Development candidate selected
OTIPRIO (ciprofloxacin)	TTP Surgery Acute Otitis Externa	Co-promotion partnership completed for AOE

OTIVIDEX: Sustained-Exposure Steroid for Ménière’s Disease

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease. Ménière’s disease is a chronic condition characterized by acute vertigo attacks, tinnitus, fluctuating hearing loss and a feeling of aural fullness. The underlying cause of Ménière’s disease is not well understood and there is no known cure. There are more than 850,000 patients diagnosed with Ménière’s disease in the United States and there are currently no FDA-approved drug treatments. Typical first line treatment in the United States is observance of a low-salt diet and off-label use of diuretics. Oral and intratympanic (IT) steroids are used in a subset of Ménière’s patients who have persistent or severe symptoms. Patients who are unresponsive to steroid treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss.

In November 2017, we announced positive results from the AVERTS-2 Phase 3 clinical trial for OTIVIDEX conducted in Europe. The clinical trial achieved its primary endpoint of count of definitive vertigo days (DVD) by Poisson Regression analysis in Month 3 for OTIVIDEX vs. placebo (p value = 0.029) based on analysis of all 174 Ménière’s disease patients enrolled in the trial. The OTIVIDEX group demonstrated a 6.2-day reduction in the mean reported number of DVD from baseline to Month 3 with a 2.5-day mean difference between OTIVIDEX and placebo in Month 3. For subjects who completed daily diaries through Month 3 (n=105), there was a 68% reduction in vertigo frequency from baseline to Month 3 in the OTIVIDEX group vs. 40% for placebo. In January 2018, we reported that a number of additional efficacy endpoints were also statistically significant for the 111 patients who were enrolled in the AVERTS-2 trial through Month 3 at the time of study termination, including count of DVD by Poisson Regression analysis (p value = 0.014).

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

The clinically significant treatment benefit demonstrated by OTIVIDEX versus placebo in AVERTS-2 was consistent with our expectations from the Phase 2b trial. We believe that the AVERTS-1 trial failed due to a significantly higher placebo response and was not attributable to a difference in patient demographics or baseline characteristics compared to AVERTS-2. A review of the AVERTS trials including consultation with outside experts suggests that the higher placebo response was primarily due to increased patient expectation bias in the U.S. trial. We completed a Type C meeting with the FDA in March 2018 that included a review of the AVERTS and other clinical trial results. Based on FDA feedback, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We are enrolling patients in a Phase 3 trial for Ménière’s disease with top-line results expected in the first half of 2020.

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

The goal of our OTO-313 program is to develop a sustained-exposure formulation of gacyclidine that will provide a course of treatment from a single IT injection. A Phase 1 clinical safety trial in normal healthy volunteers has been successfully completed using OTO-311, a poloxamer-based formulation of gacyclidine, with no safety concerns observed. We have shifted development to OTO-313, an alternative formulation of gacyclidine that has improved properties compared to OTO-311. We expect to initiate a Phase 1/2 clinical trial for OTO-313 in tinnitus patients in the second quarter of 2019 with top-line results available in the first half of 2020.

Development Programs for the Treatment of Sensorineural Hearing Loss

Hearing loss is a large and growing unmet need with estimates by the World Health Organization that more than 360 million people worldwide have disabling levels of loss. This leads to social isolation, lower quality of life and higher rates of dementia and depression. Common causes include aging, noise, exposure to ototoxic drugs and genetics, with increased noise exposure from use of recreational music devices accelerating the onset of hearing loss. The pathologies of hearing loss typically involve damage to hair cells and/or spiral ganglion neurons in the inner ear. As briefly described below, we are advancing three distinct hearing loss programs targeting different pathologies: repair of cochlear synaptopathy for treatment of speech-in-noise difficulties (OTO-413), protection of hair cells from ototoxic drugs including cisplatin chemotherapy (OTO-510), and hair cell regeneration for treatment of severe hearing loss (OTO-6XX).

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

OTO-413 is a proprietary formulation of BDNF which is a naturally occurring protein involved in neuron growth and repair. Nonclinical studies by us and other research groups have demonstrated that local administration of BDNF repairs ribbon synapses damaged due to noise trauma or exposure to ototoxic chemicals and restores hearing function. We expect to initiate a Phase 1/2 clinical trial for OTO-413 in hearing loss patients in the third quarter of 2019 with top-line results available in the second half of 2020. The initial indication for OTO-413 will be patients with synaptopathy-related hearing loss that is characterized by speech-in-noise hearing difficulty.

OTO-510: Otoprotectant for Cisplatin-Induced Hearing Loss

Cisplatin and other platinum-based chemotherapeutic agents are routinely used in treating numerous tumor types with approximately 500,000 patients including 5,000 children treated each year in the United States according to market estimates. While use of platinum agents has contributed to improved patient survival, ototoxicity and associated permanent hearing loss is well documented in the clinical literature. In particular, hearing loss has been reported in up to 90% of children and young adults treated with platinum-based agents. This adversely affects speech and language development and has been associated with academic and social difficulties which can have a significant impact on patients and their families. At this time, there is no FDA-approved drug treatment to protect against platinum-based ototoxicity.

We established feasibility of conducting clinical trials in patients undergoing cisplatin chemotherapy through a small Phase 2 trial with OTIVIDEX in pediatric patients, and have identified a therapeutic target that offers a potentially higher level of otoprotection than steroids based on nonclinical proof-of-concept studies. OTO-510 is a sustained-exposure formulation of an undisclosed small molecule designed for intratympanic administration to provide otoprotection without tumor protection. We expect to initiate IND enabling activities for OTO-510.

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

Considerable interest and attention has been focused by otology researchers over the past several decades for ways to regenerate auditory hair cells as an approach to treating severe hearing loss. This effort has included extensive research with non-mammalian species that do regenerate hair cells to identify pathways for therapeutic intervention. Targeting one of these pathways, we have demonstrated regeneration of hair cells in a nonclinical proof-of-concept model using a class of small molecules formulated for sustained-exposure local delivery, and have selected a lead compound for development.

OTIPRIO: Sustained-Exposure Topical Antibacterial for Otic Infections

OTIPRIO is a single-dose, physician-administered antibacterial that was approved by the FDA in December 2015 for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and was approved in March 2018 for the treatment of patients with AOE. OTIPRIO is the only product approved by the FDA for use during TTP surgery and is the only single-dose topical antibacterial approved for the treatment of AOE. We have also completed a successful End-of-Phase 2 review with the FDA for OTIPRIO in patients with acute otitis media with tympanostomy tubes (AOMT). Based on FDA feedback, we believe that registration would require a single, sham controlled, pivotal Phase 3 trial enrolling approximately 200 pediatric patients with AOMT.

We provided promotional support for OTIPRIO using an internal sales force beginning in the first quarter of 2016 which continued into the fourth quarter of 2017. In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product, however, OTIPRIO continues to be available for purchase by customers. Net sales of OTIPRIO totaled $0.7 million, $1.2 million and $0.7 million, as of December 31, 2018, 2017 and 2016, respectively. We have entered into a partnership with Mission to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

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

We have a broad patent portfolio of approximately 90 issued patents and allowed patent applications and at least 95 pending patent applications covering our product, product candidates and indications as well as other potential applications of our drug delivery technologies in major markets around the world.

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

OTO-313

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies developing potential pharmaceutical treatments for tinnitus, including Auris Medical Holding AG, which conducted a Phase 3 clinical program evaluating repeat IT injections of Keyzilenâ (formerly AM-101) in patients with tinnitus. Both Phase 3 trials failed to achieve the primary endpoint. We are also aware that Autifony Therapeutics terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH suspended development of oral neramexane for chronic tinnitus while its partner in Japan, Kyorin Pharmaceutical Co., continues with a Phase 2 clinical trial for tinnitus, and Novartis AG completed a Phase 2 clinical trial for chronic tinnitus.

Hearing Loss Programs

There are no drugs currently approved by the FDA for the treatment of hearing loss. Oral steroids and repeat IT steroid injections are often used for the treatment of sudden sensorineural hearing loss (SSNHL), which is a rapidly emergent form of hearing loss. Hearing aids are used by a subset of patients with hearing loss and a limited number of patients with severe hearing loss are treated with cochlear implants. We are aware of a number of companies in clinical development with potential pharmaceutical treatments for various hearing loss indications, including Auris Medical Holding AG, which has reported negative results for a Phase 3 trial for AM-111 in SSNHL and terminated a second Phase 3 trial early, Fennec Pharmaceuticals, which has completed two Phase 3 trials and filed a New Drug Application with the FDA for PEDMARKä in CIHL, Metarmor, which has conducted a Phase 3 trial with D-MET in noise-induced hearing loss (NIHL), Strekin AG, which is conducting a Phase 3 trial with STR001 in SSNHL, Sound Pharmaceuticals, which has completed a Phase 2 trial with SPI-1005 in patients with NIHL, is enrolling a Phase 2 trial for aminoglycoside-induced hearing loss (AIHL) prevention, and has stated plans to initiate a Phase 2 trial in CIHL, Sensorion, which has initiated a Phase 2 trial with SENS-401 in SSNHL and has stated plans to initiate a Phase 2 trial in CIHL, Frequency Therapeutics, which is conducting a Phase 1/2 trial with FX-322 in patients with hearing loss associated with SSNHL or NIHL, Otologic Pharmaceutics, which has completed a Phase 1 trial with NHPN-010, and Decibel Therapeutics, which has initiated a Phase 1 trial with DB-020 to support clinical studies in CIHL and DB-041, which is in Phase 1 testing to support clinical studies in AIHL.

Sales and Marketing

We commercialized OTIPRIO using an internal sales force beginning in the first quarter of 2016 and continued promotional support into the fourth quarter of 2017. In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product, however, OTIPRIO continues to be available for purchase by customers. The Company has entered into a partnership with Mission to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

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

OTIVIDEX, OTO-313, and OTO-413

If approved by the FDA, we intend to apply to CMS for unique J Codes for OTIVIDEX, OTO-313 and OTO-413 to support reimbursement in the physician office setting. If a J Code is granted and accepted by payors then each product is expected to be reimbursed according to its average selling price and in addition to the fee the physician receives for performing the intratympanic injection procedure itself.

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

For OTIPRIO, we co-own a patent family with The Regents of the University of California (UC) that is directed to the composition and therapeutic use of OTIPRIO. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes four issued U.S. patents and three pending U.S. applications. The latest expiry date of the U.S. patents, without extensions, is April 2030, and the first three issued U.S. patents have been Orange Book (OB) listed for otitis media with effusion undergoing TTP surgery. The fourth issued patent has been OB listed for AOE. The fifth issued patent is expected to be OB listable for AOMT, if approved by FDA.  Any future U.S. patents issuing from the related applications and directed to OTIPRIO are also expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, China, Europe, Israel, Japan, Korea, and Mexico; and pending applications in Brazil, Jordan, Pakistan, Thailand, and Venezuela. Divisional patent applications have been filed in select countries of this family. In addition, we solely own a patent family directed to certain therapeutic uses of OTIPRIO, which includes an issued U.S. patent that has been submitted for OB listing and can extend patent protection of OTIPRIO to August 2034. Furthermore, we solely own a patent family directed to OTIPRIO and its manufacturing methods, which includes an issued U.S. patent that has been OB listed and extends patent protection of OTIPRIO to July 2035; and another issued the U.S. patent that has been submitted for OB listing. Outside of U.S., this patent family includes an issued patent in Japan and pending applications in Australia, Canada, China, Europe, and Korea. Finally, we solely own a patent family directed to the packaged OTIPRIO product, and two patent families directed to AOE and AOMT.

For OTIVIDEX, we co-own a patent family with UC directed to the composition and therapeutic use of OTIVIDEX. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes seven issued U.S. patents and one pending U.S. application. The latest expiry date of the U.S. patents, without extensions, is September 2029, and these patents and any future U.S. patent issuing from the related applications are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, Chile, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Peru, Philippines, Russia, Singapore, South Africa, Taiwan, and UK; and pending applications in Brazil, Jordan, Pakistan, Thailand, and Venezuela. Divisional patent applications have been filed in select countries for this family. In addition, we solely own a patent family directed to additional therapeutic uses of OTIVIDEX, including prevention of chemotherapeutic drug-induced ototoxicity. Finally, we solely own an issued U.S. patent directed to manufacturing methods of OTIVIDEX. The expiry date of this U.S. patent, without extensions, is April 2030.

For OTO-313, we solely own a patent family directed to, among other things, the composition and therapeutic use of OTO-313. This family includes one pending U.S. application and one Patent Cooperation Treaty (PCT) application. Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of June 2037. In addition, we have licensed from Durect a patent family directed to the therapeutic use of OTO-313. This family includes one issued U.S. patent and one issued Japanese patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of our patent claims and all but one of the Auris patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’s single claim is as of Auris’s filing date of 2014 rather than the 2005 dated argued by Auris.  This interference decision does not involve issued U.S. patents covering our product or product candidates. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On April 5, 2017, Auris filed a Notice of Cross-Appeal to ask the Federal Circuit to reverse PTAB’s decision that Auris’s other claims are not patentable. In August 2018, the Federal Circuit Court issued a final ruling in Otonomy’s favor. We continue to monitor patent applications filed and being protected by Auris, in case we may need to consider similar or other actions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Employees

As of December 31, 2018, we had 49 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.  In November 2017, we announced the elimination of employment positions in connection with our discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product.

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

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy are the property of Otonomy. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

ITEM 1A.Risk Factors

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $50.4 million, $90.1 million and $110.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $415.2 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $97.3 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease, and are currently enrolling such trial.

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 trial for OTIVIDEX in Ménière’s disease patients, conducted in Europe, achieved its primary endpoint, while our AVERTS-1 Phase 3 trial, conducted in the United States, did not. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Novartis AG, Novus Therapeutics, Inc., Otologic Pharmaceutics Inc., Sensorion SA, Sound Pharmaceuticals Inc., Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in August 2018, we announced the initiation of a partnership with Mission for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of December 31, 2018, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2018, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 38.0% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $287.6 million and $122.1 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2018, we had federal and California research and development tax credit carryforwards of approximately $9.8 million and $4.5 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404, and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2018 or for any other period. Accordingly, no such opinion was expressed in this Annual Report on Form 10-K.

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

Holders of Record

On February 27, 2019, the closing sale price of our common stock on The NASDAQ Global Select Market was $2.21. As of February 27, 2019, there were approximately 21 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended we are not required to provide the information required by this item

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and is being utilized to develop a pipeline of products addressing important unmet medical needs including Ménière’s disease, hearing loss and tinnitus.

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We are enrolling patients in a Phase 3 trial for Ménière’s disease with results expected in the first half of 2020.

Gacyclidine is a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist in development for the treatment of tinnitus. A Phase 1 clinical safety trial has been successfully completed using OTO-311, a poloxamer-based formulation of gacyclidine, with no safety concerns observed. We have shifted development to OTO-313, an alternative formulation of gacyclidine that has improved properties compared to OTO-311. We expect to initiate a Phase 1/2 clinical trial for OTO-313 in tinnitus patients in the second quarter of 2019 with top-line results available in the first half of 2020.

OTO-413 is a sustained exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty (problem understanding speech in a noisy setting). We expect to initiate a Phase 1/2 clinical trial for OTO-413 in hearing loss patients in the third quarter of 2019 with top-line results available in the second half of 2020.

OTO-510 is a sustained-exposure formulation of an undisclosed small molecule otoprotectant in development for the prevention of cisplatin induced hearing loss (CIHL). CIHL is an important unmet medical need with no approved therapies and approximately 500,000 patients including 5,000 children undergoing chemotherapy with ototoxic platinum-based agents each year in the United States. We expect to initiate activities to support an Investigational New Drug Application (IND) for OTO-510 in CIHL

The regeneration of cochlear hair cells is an active area of research in the neurotology field because of its potential to improve hearing function in patients with severe loss. In our OTO-6XX program, we have demonstrated regeneration of hair cells in a nonclinical proof-of-concept model using a class of small molecules formulated for sustained-exposure local delivery, and have selected a lead compound for development.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO® (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We have entered into a partnership with privately held Mission Pharmacal Company (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $97.3 million.

We have never been profitable, and as of December 31, 2018, we had an accumulated deficit of $415.2 million. Our net losses were $50.4 million, $90.1 million and $110.6 million for the years ended December 31, 2018 2017 and 2016, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTIVIDEX;
•	conduct nonclinical and clinical development of OTO-313, OTO-413 and OTO-510;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for use during TTP surgery. In November 2017, we announced that we discontinued promotional support for OTIPRIO. OTIPRIO continues to be available for purchase by customers. We have entered into a partnership with Mission to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

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

Operating Expenses

Cost of product sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacturing of OTIPRIO, including third party manufacturing costs, allocation of overhead costs and royalty payments based on OTIPRIO sales. In 2017, OTIPRIO inventory values were written down due to the discontinuation of promotional support for the product indicating our expectation that the useful life and ability to recover inventory costs have decreased. Similarly, OTIPRIO manufacturing equipment was impaired in 2017. These expenses were recorded in cost of product sales on the statement of operations.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our product candidates:

	Years Ended December 31,
	2018	2017	2016
Third-party development costs:
OTIPRIO	$137	$2,300	$15,484
OTIVIDEX	5,160	15,705	22,979
OTO-311/OTO-313	2,262	414	1,550
OTO-413	5,264	926	—
Total third-party development costs	12,823	19,345	40,013
Other unallocated internal research and development costs	19,021	23,356	20,710
Total research and development costs	$31,844	$42,701	$60,723

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, as well as other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development, costs associated with prosecuting and maintaining our patent portfolio and corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of our business, and OTIPRIO product support expenses and profit-sharing fees payable to Mission, which are reduced by payments received from Mission under the Co-Promotion Agreement.

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

In January 2018, we completed an option exchange program (Option Exchange) which allowed eligible employees to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $12.00 per share, for new stock options.  These new options vest over one to three years, subject to the terms of the Option Exchange and expire eight years from the date of grant. We determined this Option Exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.6 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to the remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018, 2017 and 2016 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

See Note 2 to our financial statements included in Part II, Item 8, “Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2018, we had federal and state net operating loss (NOL) carryforwards of $287.6 million and $122.1 million, respectively. Our federal and state NOL carryforwards will begin to expire in 2030, unless we utilize them beforehand. As of December 31, 2018, we also had federal and California research and development tax credit carryforwards of $9.8 million and $4.5 million, respectively. The federal research and development tax credit carryforwards will begin expiring in 2030 unless we utilize them beforehand. The California research and development tax credit will carry forward indefinitely.

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

As of December 31, 2018, we had a full valuation allowance against our deferred tax assets.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the significant components of our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017	Change
Product sales, net	$745	$1,236	$(491)
Cost of product sales	946	3,098	(2,152)
Research and development	31,844	42,701	(10,857)
Selling, general and administrative	20,008	46,838	(26,830)
Interest income	1,689	1,271	418

Product sales, net. OTIPRIO is sold in the United States upon delivery to our network of specialty distributors who fill orders received from hospitals, ambulatory surgery centers and physician offices, who are the primary end user customers of OTIPRIO. Net product sales represent revenues for OTIPRIO sold to our distributors during this period. Product sales are recorded net of estimated chargebacks, government rebates and distributor fees.

Cost of product sales. Cost of product sales in 2018 is less than cost of product sales in 2017 primarily due to a 2017 write-down of excess inventory of $1.5 million, and an impairment of OTIPRIO manufacturing equipment of $0.4 million.

Research and development expenses. The decrease of $10.9 in research and development expenses resulted from decreased spending for a number of activities including: (i) a net $10.5 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017, which was partially offset by an increase in clinical trial costs from the OTIVIDEX Phase 3 trial initiated in the third quarter of 2018; (ii) a $2.2 million decrease in OTIPRIO related expenses mainly due to costs incurred in 2017 related to filing our OTIPRIO supplemental New Drug Application for AOE; (iii) a decrease of $2.6 million in other research and development costs, including professional services; and (iv) a $1.7 million decrease in personnel costs, including stock-based compensation expense, due to a reduction in headcount. These decreases were partially offset by: (i) an increase of $4.3 million in research costs for our OTO-413 hearing loss program; and (ii) a $1.8 million increase in research costs for our OTO-313 tinnitus program.

Selling, general and administrative expenses. The decrease of $26.8 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including stock-based compensation expense, of approximately $18.1 million, resulting primarily from reductions in commercial headcount during 2017 and 2018, and a $8.7 million decrease in outside services and other operating expenses for OTIPRIO promotional support.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.4 million in interest income was primarily the result of increased returns on our available-for-sale securities during 2018 compared to 2017.

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

Cost of product sales. Cost of product sales in 2017 and 2016 is greater than net product sales primarily due to fixed costs associated with manufacturing the initial commercial lots, write-downs of excess inventory and an impairment of OTIPRIO manufacturing equipment of $0.4 million in 2017.

Research and development expenses. The decrease of $18.0 million in research and development expenses was primarily due to: (i) a net $12.8 million decrease in OTIPRIO clinical trial and development costs due to completion of our OTIPRIO label expansion trials in AOE and AOMT, the completion of our Phase 3b clinical trial in pediatric patients with a history of otitis media requiring tympanostomy tubes in 2016, and a decrease in OTIPRIO expenses related to manufacturing, which are recorded as cost of product sales since our commercial launch of OTIPRIO. These decreases were partially offset by an increase related to the cost of filing our OTIPRIO Supplemental New Drug Application for AOE; (ii) a $7.3 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017 and the completion of nonclinical studies and reduced expenses related to manufacturing; and (iii) a $1.1 million decrease in OTO-311 clinical trial and development costs due to the completion of the Phase 1 clinical trial in 2017 and the completion of nonclinical studies. These decreases were partially offset by: (i) a $0.3 million increase in research costs for our hearing loss programs; (ii) a $1.9 million increase in laboratory costs and facilities expense primarily due to the lease of our new headquarters facility, which began in December 2016; and (iii) a $1.0 million increase in personnel costs, including stock-based compensation expense, due to additional headcount.

Selling, general and administrative expenses. The decrease of $2.9 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including stock-based compensation expense, of approximately $4.3 million, resulting from reductions in headcount during 2017. These reduced personnel costs are net of one-time termination benefits expense. This overall decrease was partially offset by a $1.4 million increase in outside services and facilities expense primarily due to the lease of our new headquarters facility which began in December 2016.

Interest income. Interest income consists primarily of interest earned on our available-for-sale securities. The increase of $0.4 million in interest income was primarily the result of increased available-for-sale securities balances during 2017 compared to 2016.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $415.2 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $97.3 million. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(38,434)	$(75,307)	$(94,305)
Investing activities	37,984	68,998	(149,417)
Financing activities	15,165	1,070	109,216
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,715	$(5,239)	$(134,506)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $38.4 million in 2018 compared to $75.3 million in 2017. The $36.9 million decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year.  Net cash used in operating activities was $75.3 million in 2017 million compared to $94.3 million in 2016.  The $19.0 million decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $38.0 million in 2018 compared to net cash provided of $69.0 million in 2017 and net cash used of $149.4 million in 2016. The decrease in net cash provided by investing activities in 2018 compared to 2017 was primarily due to net maturities of short-term investments used to fund operations. The change in net cash provided in 2017 compared to net cash used in 2016 was primarily due to net maturities of short-term investments used to fund operations in 2017 compared to net purchases of short-term investments during 2016 using the proceeds from our public offering of common stock.

Financing activities. The primary source of net cash provided from financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash provided by financing activities was $15.2 million in 2018 compared $1.1 million in 2017 and $109.2 million in 2016. Net cash provided by financing activities in 2018 consisted primarily of net proceeds of $14.8 million from a loan and $0.4 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2017 consisted of $1.1 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2016 consisted of $107.6 million in net proceeds from our public offering of common stock completed in January 2016 after deducting underwriting discounts, commissions and offering-related transaction costs and $1.6 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan.

Long-Term Debt

Oxford Loan

On December 31, 2018 (the Closing Date), we entered into a Loan and Security Agreement with Oxford Finance LLC (the Loan Agreement). The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. We have the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 3.00% if prepaid on or prior to the first anniversary of the Closing Date, 2.00% if prepaid after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). We paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2018, which is the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $14.8 million as of December 31, 2018.

Upon repayment or acceleration of the Term Loan, a final payment fee equal to 4.00% of the aggregate original principal amount of the Term Loan is payable (the Final Payment). The Final Payment of $0.6 million, as well as the initial facility fee and all other direct fees and costs associated with the Loan Agreement, was recognized as a debt discount. The debt discount will be amortized to interest expense over the term of the Loan Agreement using the effective interest method.

Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations

The Loan Agreement contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreement contains customary negative covenants limiting our ability to, among other things, sell assets, allow a change of control to occur (if the Term Loan is not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreement and related loan documents. The events of default under the Loan Agreement include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for a period of at least 12 months from the date of this Annual Report on Form 10-K.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended we are not required to provide the information required by this item

Item 8. FINANCIAL STATEMENTS

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Otonomy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Otonomy, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

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

San Diego, California

March 4, 2019

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$33,633	$18,456
Short-term investments	63,651	101,548
Accounts receivable, net	108	107
Prepaid and other current assets	2,677	2,334
Total current assets	100,069	122,445
Restricted cash	696	1,158
Property and equipment, net	3,996	4,679
Other long-term assets	231	82
Total assets	$104,992	$128,364
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,029	$961
Accrued expenses	3,788	3,881
Accrued compensation	2,635	3,307
Current portion of deferred rent	38	42
Total current liabilities	7,490	8,191
Long-term debt, net	14,764	—
Deferred rent, net of current portion	3,001	2,894
Total liabilities	25,255	11,085
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 30,685,412 and 30,558,726 shares issued and outstanding at December 31, 2018 and 2017, respectively	31	31
Additional paid-in capital	494,947	482,198
Accumulated other comprehensive loss	(23)	(100)
Accumulated deficit	(415,218)	(364,850)
Total stockholders’ equity	79,737	117,279
Total liabilities and stockholders’ equity	$104,992	$128,364

See accompanying notes.

Otonomy, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Product sales, net	$745	$1,236	$683
Costs and operating expenses:
Cost of product sales	946	3,098	1,664
Research and development	31,844	42,701	60,723
Selling, general and administrative	20,008	46,838	49,777
Total costs and operating expenses	52,798	92,637	112,164
Loss from operations	(52,053)	(91,401)	(111,481)
Other income, net:
Interest income	1,689	1,271	899
Interest expense	(4)	—	—
Other expense	—	—	(1)
Total other income, net	1,685	1,271	898
Net loss	(50,368)	(90,130)	(110,583)
Net loss per share, basic and diluted	$(1.65)	$(2.97)	$(3.69)
Weighted-average shares used to compute net loss per share, basic and diluted	30,610,244	30,304,158	29,962,781

See accompanying notes.

Otonomy, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(50,368)	$(90,130)	$(110,583)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	77	(59)	(41)
Comprehensive loss	$(50,291)	$(90,189)	$(110,624)

See accompanying notes.

Otonomy, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	24,330,402	$24	$345,647	$—	$(164,137)	$181,534
Issuance of common stock in public offering	5,750,000	6	107,603	—	—	107,609
Issuance of common stock upon exercise of stock options, net of early exercise liability	80,119	—	366	—	—	366
Issuance of common stock under employee stock purchase plan	94,818	—	1,241	—	—	1,241
Stock-based compensation expense	—	—	12,611	—	—	12,611
Net loss	—	—	—	—	(110,583)	(110,583)
Unrealized loss on available-for-sale securities	—	—	0	(41)	—	(41)
Balance at December 31, 2016	30,255,339	30	467,468	(41)	(274,720)	192,737
Issuance of common stock upon exercise of stock options	191,106	1	447	—	—	448
Issuance of common stock under employee stock purchase plan	80,072	—	622	—	—	622
Issuance of common stock upon exercise of warrants	32,209	—	—	—	—	—
Stock-based compensation expense	—	—	13,661	—	—	13,661
Net loss	—	—	—	—	(90,130)	(90,130)
Unrealized loss on available-for-sale securities	—	—	—	(59)	—	(59)
Balance at December 31, 2017	30,558,726	31	482,198	(100)	(364,850)	117,279
Issuance of common stock upon exercise of stock options	18,800	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	107,886	—	303	—	—	303
Stock-based compensation expense	—	—	12,414	—	—	12,414
Net loss	—	—	—	—	(50,368)	(50,368)
Unrealized gain on available-for-sale securities	—	—	—	77	—	77
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(50,368)	$(90,130)	$(110,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,186	1,289	708
Stock-based compensation	12,414	13,661	12,611
Reserve for excess and obsolete inventory	—	1,546	304
(Accretion of discounts) amortization of premiums on short-term investments	(506)	358	780
Impairment of property, plant and equipment	—	400	602
Deferred rent	103	2,272	358
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	(16)	(91)
Inventory	—	153	(1,739)
Prepaid and other assets	(492)	2,608	(613)
Accounts payable	68	(398)	(2,158)
Accrued expenses	(166)	(5,518)	3,866
Accrued compensation	(672)	(1,532)	1,650
Net cash used in operating activities	(38,434)	(75,307)	(94,305)
Cash flows from investing activities:
Purchases of short-term investments	(104,270)	(129,308)	(261,242)
Maturities of short-term investments	142,750	199,565	114,371
Purchases of property and equipment	(496)	(1,259)	(2,546)
Net cash provided by (used in) investing activities	37,984	68,998	(149,417)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	14,830	—	—
Proceeds from issuance of common stock	303	448	108,850
Proceeds from exercise of stock options	32	622	366
Net cash provided by financing activities	15,165	1,070	109,216
Net change in cash, cash equivalents and restricted cash	14,715	(5,239)	(134,506)
Cash, cash equivalents and restricted cash at beginning of period	19,614	24,853	159,359
Cash, cash equivalents and restricted cash at end of period	$34,329	$19,614	$24,853

Cash and cash equivalents at end of period	$33,633	$18,456	$24,156
Restricted cash at end of period	696	1,158	697
Cash, cash equivalents and restricted cash at end of period	$34,329	$19,614	$24,853

Supplemental cash flow information:
Cash paid for interest	$4	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$7	$132	$647
Debt issuance costs in accounts payable and accrued expenses	$66	$—	$—
Debt issuance costs	$771	$—	$—

See accompanying notes.

Otonomy, Inc.,

Notes to Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and is being utilized to develop a pipeline of products addressing important unmet medical needs including Ménière’s disease, hearing loss and tinnitus.

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate receptor antagonist gacyclidine that is in development for the treatment of tinnitus. Otonomy is also advancing three programs that address different pathologies of hearing loss: (i) OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty (ii) OTO-510 is a sustained-exposure formulation of an undisclosed small molecule otoprotectant in development for the prevention of cisplatin-induced hearing loss; and (iii) OTO-6XX induces hair cell regeneration in a nonclinical proof-of-concept model and is being developed for the treatment of severe hearing loss.

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). The Company has entered into a partnership with privately held Mission Pharmacal Company (Mission) to support the promotion of OTIPRIO for the treatment of AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

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

Basis of Presentation

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2018, the Company had cash, cash equivalents and short-term investments of $97.3 million and an accumulated deficit of $415.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other potential product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Short-Term Investments

The Company carries short-term investments classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy (as more fully described in Note 8 – Fair Value).

Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale debt securities as a component of other comprehensive loss within the statements of comprehensive loss and as a separate component of stockholders’ equity on the balance sheets. The Company does not hold equity securities in its investment portfolio.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, prepaid expenses and other assets, accounts payable, accrued expenses, accrued compensation and long-term debt. The carrying value of the Company’s cash and cash equivalents, short-term investments, prepaid expenses and other current assets, other long-term assets, accounts payable, accrued expenses, and accrued compensation approximate fair value due to the short-term nature of these items. Based on Level 3 inputs and the borrowing rates currently available for loans with similar terms, the Company believes the fair value of long-term debt approximates its carrying value.

Accounts Receivable, net

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

Inventory

Inventory, which is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in-process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell. During the year ended December 31, 2017, the Company recorded an inventory write down of $1.5 million to cost of product sales. During 2018, no such write down was recorded.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets were recorded during the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded an impairment of its long-lived assets of approximately $0.4 million in cost of product sales related to OTIPRIO manufacturing equipment. During the year ended December 31, 2016, the Company recorded an impairment to its long-lived assets of approximately $0.6 million, which is classified within research and development expense on the statements of operations. This impairment was a result of manufacturing equipment expected to be used in research and development which has no future use for the Company.

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

The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of its trials. During the course of a clinical trial, the Company adjusts its clinical expense if actual results differ from its estimates to date, there have not been any material changes to the estimates.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its three largest three customers as a percent of revenue for the periods presented:

	2018	2017	2016
1st largest customer	44%	34%	35%
2nd largest customer	33%	34%	34%
3rd largest customer	21%	30%	30%

Collaborative Arrangements

The Company has entered into a co-promotion agreement with a partner that falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). The terms of this agreement include (i) annual non-refundable non-creditable payments to the Company and reimbursement to the Company for a proportion of product support expenses as agreed upon by both parties and (ii) payments by the Company for profit sharing arising from our partner’s promotional activities. Payments to the Company are recognized as a reduction of our selling, general and administrative expenses in the statements of operations. Profit-sharing payments by the Company to our partner are recognized as selling, general and administrative expenses.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share are as follows:

	Years Ended December 31,
	2018	2017	2016
Warrants to purchase common stock	—	—	141,060
Options to purchase common stock	5,019,964	4,599,252	5,149,973
Total	5,019,964	4,599,252	5,291,033

Recent Accounting Pronouncements

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASU 2016-02)”, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

ASU 2016-02 is effective for the Company beginning January 1, 2019 and will be adopted using a modified retrospective approach and the effective date will be as of the initial application. Consequently, financial information will not be updated, and the disclosures required under ASU 2016-02 will not be provided for dates and periods prior to January 1, 2019.

ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company expects to elect the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases.

The Company expects ASU 2016-02 will have a material effect on its balance sheets. However, the Company does not expect ASU 2016-02 will have a material effect on its statements of operations and comprehensive loss. While the Company continues to assess all of the effects of adoption, the most significant effects relate to (i) the recognition of a right-of-use asset in the range of $15.0 million to $17.0 million, (ii) the recognition of lease liabilities in the range of $18.0 million to $20.0 million, (iii) the derecognition $3.0 million in deferred rent for certain lease incentives received, and (iv) significant new disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial statements or disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale securities consisting of money market funds, U.S. treasury securities and U.S. government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $17.2 million and $10.5 million as of December 31, 2018 and 2017, respectively.

Available-for-sale securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows as of (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2018:
U.S. treasury securities	$63,674	$1	$(24)	$63,651
Total available-for-sale securities	$63,674	$1	$(24)	$63,651
December 31, 2017:
U.S. treasury securities	$39,209	$—	$(44)	$39,165
U.S. government sponsored enterprise securities	62,439	—	(56)	62,383
Total available-for-sale securities	$101,648	$—	$(100)	$101,548

As of December 31, 2018, the Company had 27 securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Management intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined that there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2018. All the Company’s available-for-sale investment securities mature within one year.

The Company obtains the fair value of its available-for-sale securities from a professional pricing service. The fair values of available-for-sale securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	December 31,
	2018	2017
Prepaid clinical trial costs	$258	$729
Other	2,419	1,605
Total	$2,677	$2,334

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$3,772	$3,457
Manufacturing equipment	1,017	871
Computer equipment and software	770	731
Leasehold improvements	736	733
Office furniture	1,548	1,581
	7,843	7,373
Less: accumulated depreciation and amortization	(3,847)	(2,694)
Total	$3,996	$4,679

Depreciation expense was $1.2 million, $1.3 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical trial costs	$1,294	$1,112
Accrued other	2,494	2,769
Total	$3,788	$3,881

5. Restructuring Charges

In November 2017, the Company initiated a restructuring plan to focus resources on its development programs and eliminate the cash burn associated with OTIPRIO promotional support. OTIPRIO continues to be available for purchase by customers. The actions associated with the restructuring were substantially completed in December 2017 and, as a result the Company recorded a one-time restructuring charge of $3.8 million to selling, general and administrative expense. Restructuring costs primarily include severance costs, including severance payments and outplacement services, health insurance coverage and $1.0 million in stock-based compensation expense associated with accelerated vesting pursuant to the original terms of the Company’s employment agreement with its Chief Medical Officer. As of December 31, 2018 and 2017, accrued and unpaid severance costs totaled approximately $0 and $1.5 million.

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

Rent expense was $3.1 million, $3.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is accounted for as deferred rent in the balance sheets.

As of December 31, 2018, future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases described above are as follows (in thousands):

2019	$3,005
2020	3,085
2021	3,136
2022	3,229
2023	3,327
Thereafter	13,391
Total	$29,173

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2018 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2018, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2018	2017	2016
License and other fees	$—	$—	$71
Milestone fees	—	—	—
Total license and related fees	$—	$—	$71

Other Royalty Arrangements

The Company entered into an agreement related to OTIPRIO under which the Company was obligated to pay a one-time milestone payment of $0.5 million upon the first commercial sale of OTIPRIO and to pay royalties of less than one percent on net product sales of OTIPRIO. This milestone payment was paid during March 2016 and both this milestone payment and the royalties are recorded as selling, general and administrative expense. The royalties are payable until the later of: (i) the expiration of the last to expire patent owned by the Company in such country covering OTIPRIO; or (ii) 10 years after the first commercial sale of OTIPRIO after receipt of regulatory approval for OTIPRIO in such country.

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

7. Long-term Debt

On December 31, 2018 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time.

The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. The Company has the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 3.00% if prepaid on or prior to the first anniversary of the Closing Date, 2.00% if prepaid after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). The Company paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75%, (9.0% as of December 31, 2018, which is the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

Upon repayment or acceleration of the Term Loan, a final payment fee equal to 4.00% of the aggregate original principal amount of the Term Loan is payable (the Final Payment). The Final Payment of $0.6 million, as well as the initial facility fee and all other direct fees and costs associated with the Loan Agreement, was recognized as a debt discount. The debt discount will be amortized to interest expense over the term of the Loan Agreement using the effective interest method.

The Company’s obligations under the Loan Agreement are secured by substantially all its assets, excluding intellectual property and subject to certain other exceptions and limitations.

The Loan Agreement contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreement contains customary negative covenants limiting the ability of the Company to, among other things, sell assets, allow a change of control to occur (if the Term Loan is not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreement and related loan documents. The events of default under the Loan Agreement include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of December 31, 2018 for the next five fiscal years were as follows:

2019	$—
2020	—
2021	4,714
2022	5,143
2023	5,743
Subtotal	15,600
Unamortized discount	(836)
Total long-term debt, net	$14,764

8. Fair Value

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

As of December 31, 2018 and 2017, the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Assets
Money market funds	$17,159	$17,159	$—	$—
U.S. treasury securities	63,651	63,651	—	—
Total	$80,810	$80,810	$—	$—

December 31, 2017:
Assets
Money market funds	$10,494	$10,494	$—	$—
U.S. treasury securities	39,165	39,165	—	—
U.S. government sponsored enterprise securities	62,383	—	62,383	—
Total	$112,042	$49,659	$62,383	$—

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2018	2017
Common stock options issued and outstanding	5,019,964	4,599,252
Common stock options available for future grant	4,492,021	3,403,597
Common stock reserved for issuance under ESPP	1,642,821	1,292,327
Total common stock reserved for future issuance	11,154,806	9,295,176

During 2017, 141,060 warrants were net exercised for 32,209 shares of common stock.  There are no remaining warrants outstanding at December 31, 2018 and 2017.

10. Stock-Based Compensation and Equity Plans

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

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2019, the number of shares available for future issuance was increased by 1,534,270 shares so that the total available for future issuance as of January 1, 2019 will be 6,026,291 shares.

As of December 31, 2018, 4,492,021 options were available for grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2018 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,599	$14.28
Granted	3,671	$5.65
Exercised	(19)	$1.69
Forfeited	(3,231)	$18.00
Outstanding as of December 31, 2018	5,020	$5.62	7.2	$86
Options vested and expected to vest as of December 31, 2018	5,020	$5.62	7.2	$86
Options exercisable as of December 31, 2018	1,976	$5.55	5.5	$86

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per share of options granted during the period	$4.36	$9.14	$9.47
Cash received from options exercised during the period	32	448	355
Intrinsic value of options exercised during the period	76	623	985

Performance-based Awards

In February 2018, the Company granted its chief executive officer a stock option for the purchase of 250,000 shares of the Company’s common stock which is subject to time-based vesting and certain performance-based conditions. Specifically, subject to continued service the option will vest upon achievement of a clinical development milestone. On the grant date, the Company determined the fair value of the award and determined achievement of the milestone was probable of occurrence. The Company is recognizing stock-based compensation expense, based upon the grant date fair value, over the implicit service period. The milestone was achieved and the option grant vested and was fully expensed as of December 31, 2018.

Option Exchange

On December 20, 2017, the Company commenced an option exchange program (Option Exchange) which allowed eligible employees to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $12.00 per share, for new stock options.  Non-employee members of our Board of Directors were not eligible to participate in the Option Exchange. The Option Exchange expired on January 19, 2018.  The closing price of the Company’s common stock on that date was $5.675 per share.

Pursuant to the terms and conditions of the Option Exchange, the Company accepted for exchange Eligible Options to purchase a total of 1,992,000 shares of the Company’s common stock, representing approximately 81.51% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled effective as of the expiration of the Option Exchange and in exchange on January 19, 2018, the Company granted new options to purchase an aggregate of 1,570,328 shares of the Company’s common stock with an exercise price equal to $5.675 per share pursuant to the terms of the Option Exchange and the Company’s 2014 Equity Incentive Plan.

These new options vest over one to three years, subject to the terms of the Option Exchange and expire eight years from the date of grant. The Company determined this option exchange was an option modification. The exchange of these stock options was treated as a modification for accounting purposes. The difference in the fair value of the canceled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value, of approximately $0.6 million, which was calculated using the Black-Scholes-Merton option pricing model. Total stock-based compensation expense to be recognized over the requisite service period is equal to the remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award.

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

The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2019, the number of shares available for future issuance was increased by 460,281 shares so that the total available for future issuance as of January 1, 2019 will be 2,103,102 shares.

As of December 31, 2018, the Company had issued 331,944 shares of common stock under the ESPP and had 1,642,821 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2018	2017	2016
Stock Options:
Risk-free interest rate	2.6%	2.1%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	100.6%	69.8%	67.8%
Expected term (in years)	5.4	6.1	6.1
Employee Stock Purchase Plan:
Risk-free interest rate	2.6%	1.4%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	116.0%	106.6%	70.8%
Expected term (in years)	1.3	1.2	1.3

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

Total non-cash stock-based compensation expense recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of product sales	$12	$20	$41
Research and development	4,447	3,763	2,996
Selling, general and administrative	7,955	9,878	9,574
Total stock-based compensation	$12,414	$13,661	$12,611

As of December 31, 2018, unrecognized compensation costs related to stock options was $9.3 million which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. As of December 31, 2018, unrecognized compensation cost related to ESPP rights was $0.3 million which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

11. Co-Promotion Agreement

On August 2, 2018, the Company entered into the Co-Promotion Agreement with Mission that provides Mission with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States. The initial term of the Co-Promotion Agreement is five years with provisions for extension and early termination.

The Co-Promotion Agreement is within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Mission will make annual non-refundable, non-creditable payments to the Company during each of the first five years of the Co-Promotion Agreement as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, Mission will reimburse the Company for a proportion of product support expenses as agreed upon by both parties. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Mission has agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, Mission is entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to Mission's accounts. The Company’s payments to Mission for its portion of the gross profit will be recognized as selling, general and administrative expense in the Company’s statement of operations. The Company is the principal in the product sale of OTIPRIO to customers and will continue to recognize all revenue and related cost of product sales.

The Company does not consider performing product support services for its partner to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods such profits and losses occur. For the year ended December

31, 2018, the Company recognized a $0.6 million reduction in selling, general and administrative expenses due to the Co-Promotion Agreement with Mission.

12. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2018. As a result of the analysis, three ownership changes were determined to have occurred. Based on these changes, the deferred tax assets for net operating losses and federal research and development credits of $2.2 million and $0.3 million, respectively, have been removed from the deferred tax asset schedule and the Company has recorded a corresponding decrease in the valuation allowance. The California research and development credits were not limited as these credits carry forward indefinitely. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$67,574	$53,666
Research and development credits	7,963	6,603
Depreciation and amortization	15,376	15,916
Accrued expenses	623	394
Deferred rent	742	636
Stock compensation	6,349	5,610
Other, net	514	451
Total deferred tax assets	99,141	83,276
Less: valuation allowance	(99,141)	(83,276)
Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. A valuation allowance of approximately $99.1 million and $83.3 million has been established as of December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $287.6 million and $122.1 million, respectively, net of IRC Section 382 limitations. The federal and state net operating loss carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2018, the Company also had federal and California research and development credit carryforwards of approximately $9.8 million net of IRC Section 383 limitations and $4.5 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030 unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2018	2017	2016
Federal statutory rate	$(10,578)	$(30,645)	$(37,599)
State tax (net of federal benefit)	(4,383)	(462)	(2,079)
Permanent items, other	(2,092)	1,376	164
Stock compensation	2,570	1,720	609
Rate change	—	45,421	(2,251)
Research and development credits	(2,308)	(1,830)	(3,210)
Uncertain tax positions	907	732	2,124
Change in valuation allowance	15,884	(16,312)	42,243
Provision for income taxes	$0	$0	$1

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance, with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. As of December 31, 2018, we have completed our analysis of the Act’s income tax effects. There were immaterial differences to the measurement of the deferred taxes from the provisional amounts that were fully offset by a valuation allowance.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the year	$9,098	$8,391	$5,709
Adjustments related to prior year tax positions	242	—	1,872
Increases related to current year tax positions	712	798	1,409
Decreases for tax positions from prior years	—	(91)	(599)
	$10,052	$9,098	$8,391

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of December 31, 2018 and 2017 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2018, 2017 and 2016.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

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

(3) Exhibits:

The following exhibits, as required by item 601 of Regulation SK are attached or incorporated by reference as stated below

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-197365	3.4	8/1/2014

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1	333-197365	4.2	7/28/2014

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-197365	10.1	8/1/2014

10.2+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-197365	10.2	8/1/2014

10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-197365	10.3	8/1/2014

10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1	333-197365	10.4	8/1/2014

10.5+	Executive Incentive Compensation Plan.	S-1	333-197365	10.5	7/28/2014

10.6+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D., dated July 30, 2014.	S-1	333-197365	10.6	8/1/2014

10.7+	Executive Employment Agreement between the Registrant and Paul E. Cayer, dated July 31, 2014.	S-1	333-197365	10.7	8/1/2014

10.8+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II, dated July 31, 2014.	S-1	333-197365	10.9	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Kathie Bishop, Ph.D., dated January 4, 2017.	10-Q	001-36591	10.1	5/4/2017

10.10#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

10.11#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.12	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

10.13	Loan and Security Agreement among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	1/3/2019

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: March 4, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2019

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 4, 2019

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	March 4, 2019

/s/ Vickie Capps Vickie Capps	Director	March 4, 2019

/s/ Iain McGill Iain McGill	Director	March 4, 2019

/s/ James Breitmeyer James Breitmeyer, M.D., Ph.D.	Director	March 4, 2019

/s/ Heather Preston Heather Preston, M.D.	Director	March 4, 2019

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	March 4, 2019