Form 10-Q
period 2019-03-31
OTONOMY, INC.
filed 2019-05-06
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OTIC	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 2, 2019 was 30,685,412.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,276	$33,633
Short-term investments	70,671	63,651
Accounts receivable, net	14	108
Prepaid and other current assets	2,093	2,677
Total current assets	89,054	100,069
Restricted cash	698	696
Property and equipment, net	3,883	3,996
Right-of-use assets	16,421	—
Other long-term assets	231	231
Total assets	$110,287	$104,992
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,152	$1,029
Accrued expenses	4,177	3,788
Accrued compensation	1,243	2,635
Leases, current	3,245	—
Deferred rent, current	—	38
Total current liabilities	9,817	7,490
Long-term debt, net	14,822	14,764
Leases, net of current	16,359	—
Deferred rent, net of current	—	3,001
Total liabilities	40,998	25,255
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 30,685,412 and 30,685,412 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	496,443	494,947
Accumulated other comprehensive income (loss)	17	(23)
Accumulated deficit	(427,202)	(415,218)
Total stockholders' equity	69,289	79,737
Total liabilities and stockholders' equity	$110,287	$104,992

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Product sales, net	$192	$301
Costs and operating expenses:
Cost of product sales	213	272
Research and development	8,795	5,650
Selling, general and administrative	3,278	6,157
Total costs and operating expenses	12,286	12,079
Loss from operations	(12,094)	(11,778)
Other income (expense)
Interest income	501	354
Interest expense	(391)	—
Net loss	$(11,984)	$(11,424)

Net loss per share, basic and diluted	$(0.39)	$(0.37)
Weighted-average shares used to compute net loss per share, basic and diluted	30,658,412	30,568,531

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net loss	$(11,984)	$(11,424)
Other comprehensive income:
Unrealized gain on available for sale securities	40	4
Comprehensive loss	$(11,944)	$(11,420)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Stock-based compensation expense (unaudited)	—	—	1,496	—	—	1,496
Net loss (unaudited)	—	—	—	—	(11,984)	(11,984)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	40	—	40
Balance at March 31, 2019 (unaudited)	30,685,412	$31	$496,443	$17	$(427,202)	$69,289

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,558,726	$31	$482,198	$(100)	$(364,850)	$117,279
Issuance of common stock upon exercise of stock options (unaudited)	18,800	—	32	—	—	32
Stock-based compensation expense (unaudited)	—	—	2,713	—	—	2,713
Net loss (unaudited)	—	—	—	—	(11,424)	(11,424)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	4	—	4
Balance at March 31, 2018 (unaudited)	30,577,526	$31	$484,943	$(96)	$(376,274)	$108,604

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,984)	$(11,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	295
Stock-based compensation	1,496	2,713
Accretion of discounts on short-term investments	(217)	(57)
Amortization of debt discount	44	—
Deferred rent	—	27
Changes in operating assets and liabilities:
Accounts receivable, net	94	(26)
Prepaid and other assets	584	(23)
Accounts payable	123	1,503
Accrued expenses	462	(1,275)
Accrued compensation	(1,392)	(1,531)
Operating leases	10	—
Net cash used in operating activities	(10,504)	(9,798)
Cash flows from investing activities:
Purchases of short-term investments	(32,763)	(21,898)
Maturities of short-term investments	26,000	36,500
Purchases of property and equipment	(36)	(74)
Net cash (used in) provided by investing activities	(6,799)	14,528
Cash flows from financing activities:
Proceeds from exercise of stock options	—	32
Payments of debt issuance costs	(52)	—
Net cash (used in) provided by financing activities	(52)	32
Net change in cash, cash equivalents and restricted cash	(17,355)	4,762
Cash, cash equivalents and restricted cash at beginning of period	34,329	19,614
Cash, cash equivalents and restricted cash at end of period	$16,974	$24,376

Cash and cash equivalents at end of period	$16,276	$23,217
Restricted cash at end of period	698	1,159
Cash, cash equivalents and restricted cash at end of period	$16,974	$24,376

Supplemental cash flow disclosures
Cash paid for interest	$347	—

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	—	$59

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is currently enrolling tinnitus patients in a Phase 1/2 clinical trial. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor in development for the repair of cochlear synaptopathy, an underlying cause of hearing loss. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX).

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). The Company has entered into co-promotion partnerships with Mission Pharmacal Company (Mission) and with Glenmark Therapeutics Inc., USA (Glenmark) to support the promotion of OTIPRIO for the treatment of AOE in physician offices as well as urgent care clinics in the United States.

Basis of Presentation

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2019, the Company had cash, cash equivalents and short-term investments of $86.9 million and an accumulated deficit of $427.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Form 10-K, as filed with the SEC on March 4, 2019. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of product sales and expense during the reporting period. Although these estimates are based on the Company’s knowledge of current events and anticipated actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Short-term Investments

The Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 and Level 2 financial instruments in the fair value hierarchy (see Note 6 – Fair Value).

Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale debt securities as a component of other comprehensive loss within the condensed statements of comprehensive loss and as a separate component of stockholders’ equity on the condensed balance sheets. The Company does not hold equity securities in its investment portfolio.

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

Property and Equipment

Property and equipment generally consist of manufacturing equipment, office furniture and equipment, computers, and scientific equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are stated at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the three months ended March 31, 2019 and 2018.

Right-of-Use Assets and Lease Liabilities

The Company has operating leases for its facility and certain equipment and finance leases for certain computer equipment. Effective January 1, 2019, the Company determines if an arrangement is or contains a lease at the commencement date. Operating leases are included in Right-of-use (ROU) assets, Leases, current, and Leases, net of current on the condensed balance sheets. Finance leases are included in Property and equipment, Leases, current, and Leases, net of current on the condensed balance sheets. The Company elected not to recognize short-term leases (one year or less) on the balance sheet.

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date, including lease term, in determining the present value of future payments. The Company considers payments for common area maintenance, real estate taxes and management fees to be variable non-lease components, which are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Revenue Recognition

To recognize revenue the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606 and when it is probable the Company will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then it assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The Company’s sales to its three largest customers in the first quarter of 2019 accounted for approximately 37%, 32% and 26%, respectively, of the Company’s revenues. The Company’s sales to its three largest customers in the first quarter of 2018 accounted for approximately 43%, 38% and 18%, respectively, of the Company’s revenues.

Collaborative Arrangements

The Company has entered into co-promotion agreements that fall under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). The terms of these agreements include (i) annual non-refundable non-creditable payments to the Company and reimbursement to the Company for a proportion of product support expenses as agreed upon by both parties and (ii) payments by the Company for profit sharing arising from our partners’ promotional activities. Payments to the Company are recognized as a reduction of our selling, general and administrative expenses in the statements of operations. Profit-sharing payments by the Company to our partners are recognized as selling, general and administrative expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses include the costs associated with the Company’s executive, administrative, finance and human resource functions including salaries, benefits, stock-based compensation expense and occupancy costs. Other selling, general and administrative expenses include costs associated with prosecuting and maintaining the Company’s patent portfolio, corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of the Company’s business. The Company’s selling, general and administrative expenses also include OTIPRIO product support expenses, and profit-sharing fees payable to the Company’s partners, which are reduced by payments received from our partners under the Company’s co-promotion agreements.

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

As of March 31, 2019 and 2018, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 7,346,935 and 5,427,390 shares of the Company’s common stock, respectively.

Recent Accounting Pronouncements

Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets. ASU 2016-13 will also apply to receivables arising from revenue transactions such as accounts receivable. At each reporting period, the Company will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred on outstanding trade receivables. ASU 2016-13 is effective for the Company beginning January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a material effect on its financial position, results of operations or cash flows.

Recently Adopted

Effective January 1, 2019, as required, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. The adoption of ASU No. 2018-02 did not have a material impact on the Company's financial position, results of operations or cash flows due to the presence of a full valuation allowance.

Effective January 1, 2019, as required, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of the standard to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of ASU 2018-07 did not have a material impact on its financial statements or disclosures.

Effective January 1, 2019, as required by ASU No. 2016-02, Lease (ASU 2016-02), the Company adopted ASC 842, Leases (ASC 842), using a modified retrospective method as of the adoption date. Consequently, financial information will not be updated, and the disclosures required under ASU 2016-02 will not be provided for dates and periods prior to January 1, 2019. ASC 842 supersedes nearly all previously existing lease guidance under GAAP and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.

ASC 842 establishes an ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases.

The adoption of ASC 842 had a material effect on the Company’s condensed balance sheets; however, it did not have a material effect on its condensed statements of operations, comprehensive loss and cash flows. Upon adoption of ASC 842, the Company recognized (i) right-of-use assets of $16.7 million, net of $3.0 million of deferred rent, and (ii) lease liabilities of $19.7 million. (see Note 7 - Leases).

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $10.6 million and $17.2 million as of March 31, 2019 and December 31, 2018 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2019:
U.S. Treasury securities	$70,654	$23	$(6)	$70,671
	$70,654	$23	$(6)	$70,671
December 31, 2018:
U.S. Treasury securities	$63,674	$1	$(24)	$63,651
	$63,674	$1	$(24)	$63,651

As of March 31, 2019, the Company had 12 securities in a gross unrealized loss position, all which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2019. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid clinical trial costs	$456	$258
Other	1,637	2,419
Total	$2,093	$2,677

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$3,799	$3,772
Manufacturing equipment	1,017	1,017
Computer equipment and software	906	770
Leasehold improvements	736	736
Office furniture	1,548	1,548
	8,006	7,843
Less: accumulated depreciation	(4,123)	(3,847)
Total	$3,883	$3,996

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical trial costs	$1,992	$1,294
Accrued other	2,185	2,494
Total	$4,177	$3,788

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2019, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of March 31, 2019 and December 31, 2018 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2019:
Assets
Money market funds	$10,596	$10,596	$—	$—
U.S. Treasury securities	70,671	70,671	—	—
	$81,267	$81,267	$—	$—
December 31, 2018:
Assets
Money market funds	$17,159	$17,159	$—	$—
U.S. Treasury securities	63,651	63,651	—	—
	$80,810	$80,810	$—	$—

7. Leases

Operating Leases

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach for leases existing as of the period of adoption. The Company utilized the available practical expedients, allowing it to among other things carry forward its historical assessment of whether existing agreements are or contain a lease and the classification of existing lease agreements.

The Company has existing operating leases for certain office equipment and its facility with initial terms ranging from 48 months to 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee.

On March 31, 2019, the Company entered into a lease for certain equipment with an initial term of 24 months, which includes a purchase option at the end of the lease term based upon the then fair market value of the equipment. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The Company evaluated the lease in accordance with ASC 842 and recorded this lease as an operating lease in the condensed balance sheets.

The ROU assets associated with all the Company’s operating leases are recognized in the condensed balance sheets. Rent expense was $0.8 million for each of the three months ended March 31, 2019 and 2018.

Finance Leases

On March 31, 2019, the Company entered into a lease for certain computer equipment with an initial term of 24 months, which includes an option to purchase the equipment at the end of the lease term that is expected to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The Company classified this lease as a finance lease in the accompanying condensed balance sheets. The associated right-of-use asset is recognized within property and equipment, net in the condensed balance sheets and is being amortized over three years in accordance with the Company’s standard depreciation and amortization policies.

March 31, 2019
Lease expenses:
Operating lease expenses	$784
Variable lease expenses	307
Total lease expenses	$1,091

March 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$81
Finance leases	$134
Weighted-average remaining lease term:
Operating leases	8.5 years
Finance leases	2.0 years
Weighted-average remaining discount rate:
Operating leases	10.0%
Finance leases	9.2%

Lease Maturities:
	Operating Leases	Finance Leases	Total
Remaining in 2019	$2,363	$55	$2,418
2020	3,231	74	3,305
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
Thereafter	10,284	—	10,284
Total minimum lease payments	29,427	147	29,574
Imputed interest	(9,957)	(13)	(9,970)
Total	19,470	134	19,604
Less: leases, current	(3,171)	(74)	(3,245)
Leases, net of current	$16,299	$60	$16,359

8. Long-term Debt

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75%, (9.25% as of March 31, 2019, 9.0% is the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million for the three months ended March 31, 2019. Accrued interest, included in accounts payable, was $0.1 million as of March 31, 2019. The outstanding Term Loan balance was $14.8 million as of March 31, 2019, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2019	2018
Common stock options issued and outstanding	7,346,935	5,019,964
Common stock options available for future grant	3,699,320	4,492,021
Common stock reserved for issuance under ESPP	2,103,102	1,642,821
Total common stock reserved for future issuance	13,149,357	11,154,806

10. Stock-Based Compensation

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

The following table summarizes stock option activity for the three months ended March 31, 2019 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	5,020	$5.62
Granted	2,343	$2.02
Exercised	—	—
Forfeited	(16)	$3.70
Outstanding as of March 31, 2019	7,347	$4.48

Performance-based Awards

In February 2018, the Company granted its chief executive officer a stock option for the purchase of 250,000 shares of the Company’s common stock which is subject to time-based vesting and certain performance-based conditions. Specifically, subject to continued service the option will vest upon achievement of a clinical development milestone. On the grant date, the Company determined the fair value of the award and determined achievement of the milestone was probable of occurrence and recognized stock-based compensation expense, based upon the grant date fair value, over the implicit service period. The milestone was achieved, and the option grant vested and was fully expensed as of December 31, 2018.

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

Pursuant to the terms and conditions of the Option Exchange, the Company accepted for exchange Eligible Options to purchase a total of 1,992,000 shares of the Company’s common stock, representing approximately 81.51% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled effective as of the expiration of the Exchange Offer and in exchange on January 19, 2018, the Company granted new options to purchase an aggregate of 1,570,328 shares of the Company’s common stock with an exercise price of $5.675 per share pursuant to the terms of the Option Exchange and the Company’s 2014 Equity Incentive Plan.

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

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product sales	$3	$4
Research and development	659	637
Selling, general and administrative	834	2,072
Total stock-based compensation	$1,496	$2,713

11. Mission Co-Promotion Agreement

On August 2, 2018, the Company entered into a co-promotion agreement with Mission (the Mission Co-Promotion Agreement) that provides Mission with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States. The initial term of the Mission Co-Promotion Agreement is five years with provisions for extension and early termination.

The Mission Co-Promotion Agreement is within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Mission will make annual non-refundable, non-creditable payments to the Company during each of the first five years of the Mission Co-Promotion Agreement as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, Mission will reimburse the Company for a proportion of product support expenses as agreed upon by both parties. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Mission has agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, Mission is entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to Mission's accounts. The Company’s payments to Mission for its portion of the gross profit will be recognized as selling, general and administrative expense in the Company’s condensed statement of operations. The Company is the principal in the product sale of OTIPRIO to customers and will continue to recognize all revenue and related cost of product sales.

The Company does not consider performing product support services for its partner to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods such profits and losses occur. For the three months ended March 31, 2019, the Company recognized a $0.4 million, reduction in selling, general and administrative expenses due to the Mission Co-Promotion Agreement.

12. Subsequent Event

On April 8, 2019, the Company entered into a co-promotion agreement (the Glenmark Co-Promotion Agreement) with Glenmark Therapeutics Inc., USA (Glenmark), pursuant to which Glenmark will exclusively promote OTIPRIO for AOE in the United States to ear, nose and throat (ENT) physician offices. Glenmark will make non-refundable, non-creditable payments to the Company during each year of the Glenmark Co-Promotion Agreement and Glenmark will reimburse the Company for a proportion of product support expenses as agreed upon by both parties. Glenmark has agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, Glenmark is entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to Glenmark’s accounts. The Company’s payments to Glenmark for its portion of the gross profits will be recognized as selling, general and administrative expenses in the Company’s condensed statements of operations. The Company retains all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications. The initial term of the Glenmark Co-Promotion Agreement is five years with provisions for extension and early termination.

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

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our OTIPRIO co-promotional partnerships;
•

our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the ongoing Phase 3 trial in the first half of 2020 and expectations that one additional successful pivot trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•	our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 1/2 clinical trial in tinnitus patients in the first half of 2020;
•

our expectations regarding the clinical development of OTO-413, including but not limited to our plans to initiate a Phase 1/2 clinical trial in hearing loss patients in the third quarter of 2019 and have top-line results available in the second half of 2020;

•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our plans for clinical development of OTO-510 and the development of our OTO-6XX program;
•	the potential for commercialization of our product candidates, if approved;
•

our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTIVIDEX, OTO-313, OTO-413 and our other product candidates, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX, OTO-313 and OTO-413, if approved, by ear, nose and throat physicians (ENTs);
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC and the potential extension of the interest only period;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

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

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. A Phase 1/2 clinical trial for OTO-313 is currently enrolling tinnitus patients with top-line results expected to be available in the first half of 2020.

OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. We expect to initiate a Phase 1/2 clinical trial for OTO-413 in hearing loss patients in the third quarter of 2019 with top-line results expected to be available in the second half of 2020.

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

In addition, we developed, received FDA approval for and commercially launched OTIPRIO® (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We have entered into co-promotion partnerships with Mission and with Glenmark to support the promotion of OTIPRIO for the treatment of AOE in physician offices as well as urgent care clinics in the United States.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $86.9 million and long-term debt of $14.8 million, net of debt discounts.

We have never been profitable, and as of March 31, 2019, we had an accumulated deficit of $427.2 million. Our net losses were $12.0 million and $11.4 million for the three months ended March 31, 2019 and 2018, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTIVIDEX and OTO-313;
•	conduct nonclinical and clinical development of OTO-413 and OTO-510;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for use during TTP surgery. We have entered into co-promotion partnerships with Mission and with Glenmark to support the promotion of OTIPRIO for the treatment of AOE in physician offices as well as urgent care clinics in the United States.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended March 31,
	2019	2018
Third-party development costs:
OTIPRIO	$—	$47
OTIVIDEX	1,937	378
OTO-313	558	206
OTO-413	1,772	929
Total third-party development costs	4,267	1,560
Other unallocated internal research and development costs	4,528	4,090
Total research and development costs	$8,795	$5,650

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, as well as other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development, costs associated with prosecuting and maintaining our patent portfolio and corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of our business, and OTIPRIO product support expenses and profit-sharing fees payable to Mission and Glenmark, which are reduced by payments received from Mission and Glenmark under each co-promotion agreement.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash and cash equivalents and short-term investments and interest expense related to our long-term debt and finance leases.

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

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 4, 2019, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. In addition, effective January 1, 2019, we adopted ASC 842, as described below. ASC 842 replaces our previous method of accounting for leases.

Leases

ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate implicit within our leases is generally not determinable, therefore, we use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. We estimated our collateralized incremental borrowing rate at January 1, 2019 to be 10.0% based on the remaining term of our operating leases and available interest rates. The below table summarizes the differences in our ROU assets and operating lease liabilities had we utilized an incremental borrowing rate of 9.0% or 11.0% on January 1, 2019 (in thousands, except percentages).  Neither change in estimate would have a material impact on our condensed statements of operations, comprehensive loss and cash flows.

	Actual	$ Change	Revised Estimate	% Change
Interest rate increase from 10.0% to 11.0%
Right-of-use assets	$16,715	$(752)	$15,963	-4.5%
Operating lease liabilities	19,754	(752)	19,002	-3.8%

Interest rate decrease from 10.0% to 9.0%
Right-of-use assets	$16,715	$795	$17,510	4.8%
Operating lease liabilities	19,754	795	20,549	4.0%

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Research and development	$8,795	$5,650	$3,145
Selling, general and administrative	3,278	6,157	(2,879)

Research and development expenses. The increase of $3.1 million in research and development expenses resulted from increased spending for a number of activities including: (i) a net $1.6 million increase in OTIVIDEX clinical trial and development costs due to the initiation of the OTIVIDEX Phase 3 trial in the third quarter of 2018; (ii) a $0.4 million increase in development costs for our OTO-313 tinnitus program; (iii) an increase of $0.8 million in development costs for our OTO-413 hearing loss program; and (iv) an increase of $0.3 million in personnel costs including stock-based compensation expense and professional services.

Selling, general and administrative expenses. The decrease of $2.9 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including stock-based compensation expense, including one-time termination benefits totaling approximately $1.6 million incurred during the three months ended March 31, 2018.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2019, we had an accumulated deficit of $427.2 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $86.9 million and long-term debt of $14.8 million, net of debt discounts. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,504)	$(9,798)
Investing activities	(6,799)	14,528
Financing activities	(52)	32
Net increase (decrease) in cash	$(17,355)	$4,762

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $10.5 million during the three months ended March 31, 2019 compared to $9.8 million, for the prior year period. The $0.7 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash used in investing activities was $6.8 million during the three months ended March 31, 2019 compared to net cash provided by investing activities of $14.5 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net purchases of short-term investments as a result of the funds received from the Oxford Term Loan on December 31, 2018 and invested during the first quarter of 2019.

Financing activities. The primary source of net cash provided from financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash used in financing activities was $52,000 for the three months ended March 31, 2019 provided by financing activities of $32,000 during the three months ended March 31, 2018 was for shares issued for stock option exercises.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.25% as of March 31, 2019, which is the above the minimum interest rate of 9.0%). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $14.8 million as of March 31, 2019.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for a period of at least 12 months from the date of the Quarterly Report on Form 10-Q.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $12.0 million and $11.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $427.2 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. Such partnership may not be successful.  Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $86.9 million and long-term debt of $14.8 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease, and we are currently enrolling such trial.

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendor, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, proprietary, or other protected information, we could incur liability and the development and commercialization of our product candidates could be delayed.

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

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal, state and foreign healthcare fraud and abuse laws, (iv) privacy protection laws or (v) laws that require the reporting of financial information or data accurately. Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, education, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, as well as various compliance policies and procedures, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB's decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we control and/or process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

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

As of March 31, 2019, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

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

As of March 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 30.3% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

10.1	Loan and Security Agreement among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	January 3, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

OTONOMY, INC.

Date: May 6, 2019	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 6, 2019	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer