Form 10-Q
period 2019-06-30
OTONOMY, INC.
filed 2019-08-01
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 29, 2019 was 30,748,409.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,142	$33,633
Short-term investments	66,309	63,651
Accounts receivable, net	68	108
Prepaid and other current assets	1,497	2,677
Total current assets	80,016	100,069
Restricted cash	699	696
Property and equipment, net	3,758	3,996
Right-of-use assets	16,111	—
Other long-term assets	231	231
Total assets	$100,815	$104,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,873	$1,029
Accrued expenses	4,060	3,788
Accrued compensation	1,732	2,635
Leases, current	3,267	—
Deferred rent, current	—	38
Total current liabilities	10,932	7,490
Long-term debt, net	14,869	14,764
Leases, net of current	16,020	—
Deferred rent, net of current	—	3,001
Total liabilities	41,821	25,255
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 30,748,409 and 30,685,412 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	497,819	494,947
Accumulated other comprehensive income (loss)	73	(23)
Accumulated deficit	(438,929)	(415,218)
Total stockholders’ equity	58,994	79,737
Total liabilities and stockholders’ equity	$100,815	$104,992

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Product sales, net	$190	$123	$382	$424
Costs and operating expenses:
Cost of product sales	203	241	416	513
Research and development	8,919	8,225	17,714	13,875
Selling, general and administrative	2,884	5,619	6,162	11,776
Total costs and operating expenses	12,006	14,085	24,292	26,164
Loss from operations	(11,816)	(13,962)	(23,910)	(25,740)
Other income (expense)
Interest income	489	409	990	763
Interest expense	(400)	—	(791)	—
Net loss	$(11,727)	$(13,553)	$(23,711)	$(24,977)

Net loss per share, basic and diluted	$(0.38)	$(0.44)	$(0.77)	$(0.82)
Weighted-average shares used to compute net loss per share, basic and diluted	30,703,411	30,594,288	30,694,461	30,581,481

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(11,727)	$(13,553)	$(23,711)	$(24,977)
Other comprehensive income:
Unrealized gain on available for sale securities	56	50	96	54
Comprehensive loss	$(11,671)	$(13,503)	$(23,615)	$(24,923)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019 (unaudited)	30,685,412	$31	$496,443	$17	$(427,202)	$69,289
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	1,255	—	—	1,255
Net loss (unaudited)	—	—	—	—	(11,727)	(11,727)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	56	—	56
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2018 (unaudited)	30,577,526	$31	$484,943	$(96)	$(376,274)	$108,604
Issuance of common stock upon exercise of stock options (unaudited)	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (unaudited)	52,599	—	197	—	—	197
Stock-based compensation expense (unaudited)	—	—	4,438	—	—	4,438
Net loss (unaudited)	—	—	—	—	(13,553)	(13,553)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	50	—	50
Balance at June 30, 2018 (unaudited)	30,630,125	$31	$489,578	$(46)	$(389,827)	$99,736

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	2,751	—	—	2,751
Net loss (unaudited)	—	—	—	—	(23,711)	(23,711)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	96	—	96
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,558,726	$31	$482,198	$(100)	$(364,850)	$117,279
Issuance of common stock upon exercise of stock options (unaudited)	18,800	—	32	—	—	32
Issuance of common stock under employee stock purchase plan (unaudited)	52,599	—	197	—	—	197
Stock-based compensation expense (unaudited)	—	—	7,151	—	—	7,151
Net loss (unaudited)	—	—	—	—	(24,977)	(24,977)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	54	—	54
Balance at June 30, 2018 (unaudited)	30,630,125	$31	$489,578	$(46)	$(389,827)	$99,736

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(23,711)	$(24,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	594
Stock-based compensation	2,751	7,151
Accretion of discounts on short-term investments	(448)	(169)
Amortization of debt discount	91	—
Deferred rent	—	54
Changes in operating assets and liabilities:
Accounts receivable, net	40	93
Prepaid and other assets	1,180	(64)
Accounts payable	837	(184)
Accrued expenses	289	(1,237)
Accrued compensation	(903)	(1,364)
Operating leases	19	—
Net cash used in operating activities	(19,290)	(20,103)
Cash flows from investing activities:
Purchases of short-term investments	(54,114)	(54,213)
Maturities of short-term investments	52,000	75,000
Purchases of property and equipment	(153)	(343)
Net cash (used in) provided by investing activities	(2,267)	20,444
Cash flows from financing activities:
Proceeds from exercise of stock options	—	32
Proceeds from issuance of common stock	121	197
Payments of debt issuance costs	(52)	—
Net cash provided by financing activities	69	229
Net change in cash, cash equivalents and restricted cash	(21,488)	570
Cash, cash equivalents and restricted cash at beginning of period	34,329	19,614
Cash, cash equivalents and restricted cash at end of period	$12,841	$20,184

Cash and cash equivalents at end of period	$12,142	$19,024
Restricted cash at end of period	699	1,160
Cash, cash equivalents and restricted cash at end of period	$12,841	$20,184

Supplemental cash flow disclosures
Cash paid for interest	$698	—

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$63	$166

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is currently enrolling tinnitus patients in a Phase 1/2 clinical trial. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the repair of cochlear synaptopathy, an underlying cause of hearing loss. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX).

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). The Company supports commercialization of OTIPRIO through co-promotion partnerships.

Basis of Presentation

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2019, the Company had cash, cash equivalents and short-term investments of $78.5 million and an accumulated deficit of $438.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2019. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the six months ended June 30, 2019.

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

Revenue Recognition

To recognize revenue the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under Accounting Standards Codification (ASC) 606 and when it is probable the Company will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then it assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its largest customers for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
First largest	44%	69%	36%	47%
Second largest	32%	27%	34%	31%
Third largest	18%	*	24%	21%

* represents less than 10%

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

As of June 30, 2019 and 2018, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 7,618,464 and 5,146,089 shares of the Company’s common stock, respectively.

Recent Accounting Pronouncements

Not Yet Adopted

In June 2016, Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) was issued. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets. ASU 2016-13 will also apply to receivables arising from revenue transactions such as accounts receivable. At each reporting period, the Company will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred on outstanding trade receivables. ASU 2016-13 is effective for the Company beginning January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a material effect on its financial position, results of operations or cash flows.

Recently Adopted

Effective January 1, 2019, as required, the Company adopted ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s financial position, results of operations or cash flows due to the presence of a full valuation allowance.

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

The adoption of ASC 842 had a material effect on the Company’s condensed balance sheets; however, it did not have a material effect on its condensed statements of operations, comprehensive loss and cash flows. Upon adoption of ASC 842 as of January 1, 2019, the Company recognized (i) right-of-use assets of $16.7 million, net of $3.0 million of deferred rent, and (ii) lease liabilities of $19.7 million. (see Note 7 – Leases).

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $9.5 million and $17.2 million as of June 30, 2019 and December 31, 2018 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2019:
U.S. Treasury securities	$66,236	$73	$-	$66,309
	$66,236	$73	$-	$66,309
December 31, 2018:
U.S. Treasury securities	$63,674	$1	$(24)	$63,651
	$63,674	$1	$(24)	$63,651

As of June 30, 2019, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2019. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid clinical trial costs	$323	$258
Other	1,174	2,419
Total	$1,497	$2,677

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$3,872	$3,772
Manufacturing equipment	1,018	1,017
Computer equipment and software	994	770
Leasehold improvements	736	736
Office furniture	1,548	1,548
	8,168	7,843
Less: accumulated depreciation	(4,410)	(3,847)
Total	$3,758	$3,996

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical trial costs	$1,745	$1,294
Accrued other	2,315	2,494
Total	$4,060	$3,788

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2019, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of June 30, 2019 and December 31, 2018 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2019:
Assets
Money market funds	$9,530	$9,530	$—	$—
U.S. Treasury securities	66,309	66,309	—	—
	$75,839	$75,839	$—	$—
December 31, 2018:
Assets
Money market funds	$17,159	$17,159	$—	$—
U.S. Treasury securities	63,651	63,651	—	—
	$80,810	$80,810	$—	$—

7. Leases

Operating Leases

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach for leases existing as of the period of adoption. The Company utilized the available practical expedients, allowing it to, among other things, carry forward its historical assessment of whether existing agreements are or contain a lease and the classification of existing lease agreements.

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

The ROU assets associated with all the Company’s operating leases are recognized in the condensed balance sheets. Rent expense was $1.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

June 30, 2019
Lease expenses:
Operating lease expenses	$1,568
Variable lease expenses	506
Total lease expenses	$2,074

June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$81
Finance leases	$134
Weighted-average remaining lease term:
Operating leases	8.2 years
Finance leases	1.8 years
Weighted-average remaining discount rate:
Operating leases	10.0%
Finance leases	9.2%

Lease Maturities:
	Operating Leases	Finance Leases	Total
Remaining in 2019	$1,578	$36	$1,614
2020	3,231	74	3,305
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
Thereafter	10,284	—	10,284
Total minimum lease payments	28,642	128	28,770
Imputed interest	(9,473)	(10)	(9,483)
Total	19,169	118	19,287
Less: leases, current	(3,194)	(73)	(3,267)
Leases, net of current	$15,975	$45	$16,020

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.25% as of June 30, 2019, 9.0% is the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively. Accrued interest, included in accounts payable, was $0.1 million as of June 30, 2019. The outstanding Term Loan balance was $14.9 million as of June 30, 2019, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2019	2018
Common stock options issued and outstanding	7,618,464	5,019,964
Common stock options available for future grant	3,427,791	4,492,021
Common stock reserved for issuance under ESPP	2,040,105	1,642,821
Total common stock reserved for future issuance	13,086,360	11,154,806

10. Stock-Based Compensation

The 2014 Equity Incentive Plan (the 2014 Plan) permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Options granted under the 2014 Plan are generally scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the common stock as of the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2019 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	5,020	$5.62
Granted	2,620	$2.08
Exercised	—	—
Forfeited	(22)	$4.24
Outstanding as of June 30, 2019	7,618	$4.41

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

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product sales	$3	$2	$6	$6
Research and development	572	1,698	1,231	2,335
Selling, general and administrative	680	2,738	1,514	4,810
Total stock-based compensation	$1,255	$4,438	$2,751	$7,151

11. Co-Promotion Agreements

On August 2, 2018, the Company entered into a co-promotion agreement with Mission Pharmacal Company (the Mission Co-Promotion Agreement) that provides Mission Pharmacal Company (Mission) with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States.

On April 8, 2019, the Company entered into a co-promotion agreement with Glenmark Therapeutics Inc., USA (the Glenmark Co-Promotion Agreement) that provides Glenmark Therapeutics Inc., USA (Glenmark) with an exclusive right to promote OTIPRIO for AOE to ear, nose and throat (ENT) physicians in the United States. In July 2019, Glenmark informed the Company of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris™ allergy product, and the impact of such delay on its business operations.

The Mission Co-Promotion Agreement and the Glenmark Co-Promotion Agreement (each, a Co-Promotion Agreement) are within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Each Co-Promotion Agreement has an initial term of five years with provisions for extension and early termination. Mission and Glenmark (each, a Partner) will make annual non-refundable, non-creditable payments to the Company as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, each Partner will reimburse the Company for a proportion of product support expenses. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Each Partner has agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, each Partner is entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit will be recognized as selling, general and administrative expense in the Company’s condensed statement of operations. The Company is the principal in the product sale of OTIPRIO and recognizes all revenue and related cost of product sales. The Company retains all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications.

The Company does not consider performing product support services for its Partners to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods in which they occur. For the six months ended June 30, 2019, the Company recognized a $1.1 million, reduction in selling, general and administrative expenses related to the Co-Promotion Agreements.

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

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX, OTO-313 and OTO-413, if approved;
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC and the potential extension of the interest only period;
•	our financial performance;
•	accounting principles, policies and estimates;
•	developments and projections relating to our competitors and our industry; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the clinical, regulatory and commercial success of OTIVIDEX and advancement of additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of OTIPRIO promotional agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. A Phase 1/2 clinical trial for OTO-313 is enrolling tinnitus patients with results expected in the first half of 2020.

OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. We expect to initiate a Phase 1/2 clinical trial for OTO-413 in hearing loss patients in the third quarter of 2019 with results expected in the second half of 2020.

Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX).

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We entered into a co-promotion partnership with Mission in August 2018 and with Glenmark in April 2019 to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed us of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. We are currently in discussions with Glenmark regarding the financial and contractual terms impacted by this decision.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $78.5 million and long-term debt of $14.9 million, net of debt discounts.

We have never been profitable, and as of June 30, 2019, we had an accumulated deficit of $438.9 million. Our net losses were $11.7 million and $13.6 million for the three months ended June 30, 2019 and 2018, respectively, and $23.7 million and $25.0 million for the six months ended June 30, 2019 and 2018, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

In April 2013, we entered into an exclusive license agreement with DURECT Corporation (Durect), as part of an asset transfer agreement between us and IncuMed LLC, an affiliate of the NeuroSystec Corporation. Under this license agreement, Durect granted us an exclusive, worldwide, royalty-bearing license under Durect’s rights to certain patents and applications covering our OTO-313 product candidate, as well as certain related know-how. Under this license agreement and the asset transfer agreement, we are obligated to make one-time milestone payments of up to $7.5 million for the first licensed product. Upon commercializing a licensed product, we are obligated to pay Durect tiered, low single-digit royalties on annual net sales by us or our affiliates or sublicensees of the licensed products, and we have the right to offset a certain amount of third-party license fees or royalties against such royalty payments to Durect. In addition, each sublicense we grant to a third party is subject to payment to Durect of a low double-digit percentage of all non-royalty payments we receive under such sublicense. Additionally, we are also obligated to pay the Institut National de la Santé et de la Recherche Médicale (INSERM), on behalf of Durect, for a low single-digit royalty payment on net sales by us or our affiliates or sublicensees upon commercialization of the licensed product. The foregoing royalty payment obligation to Durect would continue on a product-by-product and country-by-country basis until expiration or determination of invalidity of the last valid claim within the licensed patents that cover the licensed product, and the payment obligation to INSERM would continue so long as Durect’s license from INSERM remains in effect.

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for use during TTP surgery. We have also entered into co-promotion partnerships to support the promotion of OTIPRIO for the treatment of AOE in physician offices.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Third-party development costs:
OTIPRIO	$—	$52	$—	$98
OTIVIDEX	1,527	928	3,464	1,306
OTO-313	1,172	973	1,730	1,179
OTO-413	1,616	874	3,388	1,807
Total third-party development costs	4,315	2,827	8,582	4,390
Other unallocated internal research and development costs	4,604	5,398	9,132	9,485
Total research and development costs	$8,919	$8,225	$17,714	$13,875

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, as well as other related costs for our employees and consultants in executive, administrative, finance and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise included in research and development, costs associated with prosecuting and maintaining our patent portfolio and corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of our business, and OTIPRIO product support expenses and profit-sharing fees payable to our co-promotion partners, which are reduced by payments received from them.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Research and development	$8,919	$8,225	$694
Selling, general and administrative	2,884	5,619	(2,735)

Research and development expenses. The increase of $0.7 million in research and development expenses resulted from a number of activities including: (i) $0.6 million increase in OTIVIDEX clinical trial and development costs due to the initiation of the OTIVIDEX Phase 3 trial in the third quarter of 2018; (ii) an increase of $0.7 million in development costs for our OTO-413 hearing loss program; and (iii) $0.2 million increase in clinical trial and development costs for our OTO-313 tinnitus program; partially offset by a decrease of $0.8 million in personnel costs including stock-based compensation associated with the Option Exchange in 2018.

Selling, general and administrative expenses. The decrease of $2.7 million in selling, general and administrative expenses was primarily related to a reduction in stock-based personnel compensation expense of approximately $2.0 million associated with the Option Exchange in 2018, and a $0.7 million decrease in outside services due to OTIPRIO cost reimbursement from our co-promotion partners in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Research and development	17,714	13,875	3,839
Selling, general and administrative	6,162	11,776	(5,614)

Research and development expenses. The increase of $3.8 million in research and development expenses resulted from a number of activities including: (i) $2.2 million increase in OTIVIDEX clinical trial and development costs due to the initiation of the OTIVIDEX Phase 3 trial in the third quarter of 2018; (ii) $1.6 million increase in development costs for our OTO-413 hearing loss program; (iii) $0.5 million increase in clinical trial and development costs for our OTO-313 tinnitus program; and (iv) an increase of $0.6 million in personnel costs due to additional headcount; partially offset by a decrease of $1.1 million in stock-based compensation associated with the Option Exchange in 2018.

Selling, general and administrative expenses. The decrease of $5.6 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including $2.0 million of stock compensation expense associated with the Option Exchange and $1.6 million for one-time termination benefits incurred during the six months ended June 30, 2018, and a $1.1 million decrease in outside services due to OTIPRIO cost reimbursement from our co-promotion partners in 2019.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2019, we had an accumulated deficit of $438.9 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $78.5 million and long-term debt of $14.9 million, net of debt discounts. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Net cash (used in) provided by:
Operating activities	$(19,290)	$(20,103)
Investing activities	(2,267)	20,444
Financing activities	69	229
Net (decrease) increase in cash	$(21,488)	$570

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $19.3 million during the six months ended June 30, 2019 compared to $20.1 million, for the prior year period. The $0.8 million decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash used in investing activities was $2.3 million during the six months ended June 30, 2019 compared to net cash provided by investing activities of $20.4 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net purchases of short-term investments as a result of the funds received from the Oxford Term Loan on December 31, 2018 and invested during the first half of 2019.

Financing activities. The primary source of net cash provided by financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2019 compared to net cash provided by financing activities of $0.2 million during the prior year period related to proceeds from the issuance of common stock.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.25% as of June 30, 2019, which is above the minimum interest rate of 9.0%). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $14.9 million as of June 30, 2019.

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

Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations.

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

We believe that our existing cash and cash equivalents and short-term investments along with the outstanding debt from Oxford Finance LLC will be sufficient to fund our currently planned operations for a period of at least 12 months from the date of the Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $23.7 million and $25.0 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $438.9 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. Such partnerships have not generated significant revenue, may not be successful, and may be terminated. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $78.5 million and long-term debt of $14.9 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

OTIVIDEX is subject to the risks associated with completing such pivotal trial and any future clinical trials required for registration, including risks associated with:

•	the successful implementation, enrollment and completion of such clinical trials of OTIVIDEX;

•	the use and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in such clinical trials;
•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA; and
•	the ability to submit a New Drug Application (NDA) for regulatory approval to the FDA.

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations.

There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed initial indication for OTIVIDEX is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-313 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. Our target indication for OTO-413 is the treatment of speech-in-noise hearing difficulties. A subset of patients with this condition are currently treated with hearing aids. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting product by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and AOE, or to elect to utilize OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus or OTO-413 for speech-in-noise hearing difficulties, rather than other products or treatments, may be influenced by a number of factors, including:

•	the cost, safety and effectiveness of our products as compared to other products or treatments;
•	physician willingness to adopt our product in lieu of other products or treatments;
•	ability to gain utilization in facilities responsible for purchasing our products;
•	the extent to which physicians recommend our products to their patients;
•	patient or caregiver sentiment about the benefits and risks of our products;
•	proper training and administration of our products by physicians and medical staff, such that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the procedural risks of intratympanic (IT) injection;
•	overcoming any biases physicians or patients may have in favor of other products or treatments;
•	patient preference for non-injectable treatments;
•	patient or caregiver satisfaction with the results and administration of our product and overall treatment experience, including relative convenience and ease of administration;
•	the effectiveness of our sales and marketing efforts;
•	demand for the treatment of the relevant diseases or disorders;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the prevalence and severity of any adverse events;
•	the revenue and profitability that our products will offer a physician as compared to other products or treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities and perceptions regarding such availability; and
•	general patient or caregiver confidence, which may be impacted by economic and political conditions.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and for the treatment of AOE and is in development for acute otitis media with tubes (AOMT). We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease, OTO-313 for the treatment of tinnitus and OTO-413 for the treatment of speech-in-noise hearing difficulties. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product or product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product or product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. Such partnerships have not generated significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. The Centers for Medicare & Medicaid Services (CMS) has established a unique J Code for OTIPRIO that replaces a previously assigned C Code. We also intend to apply for a unique J Code for OTIVIDEX, OTO-313 and OTO-413. We cannot assure you that J Codes will be issued for OTIVIDEX, OTO-313 and OTO-413, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors, then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, OTIPRIO or any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We could experience difficulties in attracting, hiring and retaining qualified employees. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our corporate headquarters are located in San Diego, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. The San Diego area has also experienced serious wildfires. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as product development and research efforts for our current product candidates and finance records, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Recent events, including the United Kingdom’s (UK) 2016 vote in favor of exiting the European Union (EU), or “Brexit,” and the initiation for the UK’s withdrawal, and similar geopolitical developments or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

Enforcing our or our licensors’ intellectual property rights through litigation is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent.

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

As of June 30, 2019, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 30.7% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404, and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2018 or for any other period. Accordingly, no such opinion was expressed in the Annual Report on Form 10-K for the year then ended.

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

OTONOMY, INC.

Date: August 1, 2019	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 1, 2019	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer