Form 10-Q
period 2019-09-30
OTONOMY, INC.
filed 2019-11-05
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 1, 2019 was 30,750,042.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,257	$33,633
Short-term investments	51,897	63,651
Accounts receivable, net	33	108
Prepaid and other current assets	3,683	2,677
Total current assets	71,870	100,069
Restricted cash	700	696
Property and equipment, net	3,646	3,996
Right-of-use assets	15,792	—
Other long-term assets	—	231
Total assets	$92,008	$104,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$959	$1,029
Accrued expenses	4,505	3,788
Accrued compensation	2,044	2,635
Leases, current	3,290	—
Deferred rent, current	—	38
Total current liabilities	10,798	7,490
Long-term debt, net	14,917	14,764
Leases, net of current	15,673	—
Deferred rent, net of current	—	3,001
Total liabilities	41,388	25,255
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 30,750,042 and 30,685,412 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	31	31
Additional paid-in capital	499,512	494,947
Accumulated other comprehensive income (loss)	45	(23)
Accumulated deficit	(448,968)	(415,218)
Total stockholders’ equity	50,620	79,737
Total liabilities and stockholders’ equity	$92,008	$104,992

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Product sales, net	$125	$113	$507	$537
Costs and operating expenses:
Cost of product sales	220	162	636	675
Research and development	8,057	8,300	25,771	22,175
Selling, general and administrative	1,903	4,652	8,065	16,428
Total costs and operating expenses	10,180	13,114	34,472	39,278
Loss from operations	(10,055)	(13,001)	(33,965)	(38,741)
Other income (expense)
Interest income	419	455	1,409	1,218
Interest expense	(403)	—	(1,194)	—
Net loss	$(10,039)	$(12,546)	$(33,750)	$(37,523)

Net loss per share, basic and diluted	$(0.33)	$(0.41)	$(1.10)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	30,748,995	30,630,125	30,712,839	30,597,874

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(10,039)	$(12,546)	$(33,750)	$(37,523)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(28)	(2)	68	52
Comprehensive loss	$(10,067)	$(12,548)	$(33,682)	$(37,471)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994
Issuance of common stock upon exercise of stock options (unaudited)	1,633	—	2	—	—	2
Stock-based compensation expense (unaudited)	—	—	1,691	—	—	1,691
Net loss (unaudited)	—	—	—	—	(10,039)	(10,039)
Unrealized gain (loss) on available- for-sale securities (unaudited)	—	—	—	(28)	—	(28)
Balance at September 30, 2019 (unaudited)	30,750,042	$31	$499,512	$45	$(448,968)	$50,620

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018 (unaudited)	30,630,125	$31	$489,578	$(46)	$(389,827)	$99,736
Issuance of common stock upon exercise of stock options (unaudited)	—	—	—	—	—	—
Stock-based compensation expense (unaudited)	—	—	2,810	—	—	2,810
Net loss (unaudited)	—	—	—	—	(12,546)	(12,546)
Unrealized gain (loss) on available- for-sale securities (unaudited)	—	—	—	(2)	—	(2)
Balance at September 30, 2018 (unaudited)	30,630,125	$31	$492,388	$(48)	$(402,373)	$89,998

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Issuance of common stock upon exercise of stock options (unaudited)	1,633	—	2	—	—	2
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	4,442	—	—	4,442
Net loss (unaudited)	—	—	—	—	(33,750)	(33,750)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	68	—	68
Balance at September 30, 2019 (unaudited)	30,750,042	$31	$499,512	$45	$(448,968)	$50,620

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,558,726	$31	$482,198	$(100)	$(364,850)	$117,279
Issuance of common stock upon exercise of stock options (unaudited)	18,800	—	32	—	—	32
Issuance of common stock under employee stock purchase plan (unaudited)	52,599	—	197	—	—	197
Stock-based compensation expense (unaudited)	—	—	9,961	—	—	9,961
Net loss (unaudited)	—	—	—	—	(37,523)	(37,523)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	52	—	52
Balance at September 30, 2018 (unaudited)	30,630,125	$31	$492,388	$(48)	$(402,373)	$89,998

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(33,750)	$(37,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854	892
Stock-based compensation	4,442	9,961
Accretion of discounts on short-term investments	(646)	(328)
Amortization of debt discount	139	—
Deferred rent	—	80
Changes in operating assets and liabilities:
Accounts receivable, net	75	62
Prepaid and other assets	(775)	(228)
Accounts payable	(90)	321
Accrued expenses	698	(322)
Accrued compensation	(591)	(966)
Operating leases	30	—
Net cash used in operating activities	(29,614)	(28,051)
Cash flows from investing activities:
Purchases of short-term investments	(68,032)	(80,502)
Maturities of short-term investments	80,500	111,250
Purchases of property and equipment	(297)	(463)
Net cash provided by investing activities	12,171	30,285
Cash flows from financing activities:
Proceeds from exercise of stock options	2	32
Proceeds from issuance of common stock	121	197
Payments of debt issuance costs	(52)	—
Net cash provided by financing activities	71	229
Net change in cash, cash equivalents and restricted cash	(17,372)	2,463
Cash, cash equivalents and restricted cash at beginning of period	34,329	19,614
Cash, cash equivalents and restricted cash at end of period	$16,957	$22,077

Cash and cash equivalents at end of period	$16,257	$21,382
Restricted cash at end of period	700	695
Cash, cash equivalents and restricted cash at end of period	$16,957	$22,077

Supplemental cash flow disclosures
Cash paid for interest	$1,049	—

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$112	$19

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that is currently enrolling tinnitus patients in a Phase 1/2 clinical trial. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy, an underlying cause of hearing loss, that is currently enrolling hearing loss patients in a Phase 1/2 clinical trial. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX). In October 2019, the Company entered into a collaboration with Applied Genetic Technologies Corporation (AGTC), to co-develop and co-commercialize a gene therapy to restore hearing in patients with congenital hearing loss.

In addition, the Company developed, received U.S. Food and Drug Administration (FDA) approval and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE).

Basis of Presentation

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2019, the Company had cash, cash equivalents and short-term investments of $68.2 million and an accumulated deficit of $449.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets, which consist of property and equipment, for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. The Company had no impairments or disposals of long-lived assets during the nine months ended September 30, 2019.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s financial statements, the Company is required to estimate expenses resulting from the Company’s obligations under contracts with vendors, contract research organizations (CROs) and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its largest customers for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
First largest	40%	41%	37%	45%
Second largest	31%	33%	33%	31%
Third largest	21%	24%	24%	21%

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

Research and Development

Research and development expenses include the costs associated with the Company’s research and development activities, including salaries, benefits, stock-based compensation expense and occupancy costs. Also included in research and development expenses are third-party costs incurred in conjunction with contract manufacturing for the Company’s research and development programs and clinical trials, including the cost of clinical trial drug supply, costs incurred by CROs and regulatory expenses. Research and development costs are expensed as incurred.

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

As of September 30, 2019 and 2018, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 7,641,035 and 4,951,714 shares of the Company’s common stock, respectively.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $14.4 million and $17.2 million as of September 30, 2019 and December 31, 2018 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 30, 2019:
U.S. Treasury securities	$51,852	$45	$—	$51,897
	$51,852	$45	$—	$51,897
December 31, 2018:
U.S. Treasury securities	$63,674	$1	$(24)	$63,651
	$63,674	$1	$(24)	$63,651

As of September 30, 2019, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2019. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid clinical trial costs	$294	$258
Other	3,389	2,419
Total	$3,683	$2,677

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$3,881	$3,772
Manufacturing equipment	1,126	1,017
Computer equipment and software	1,028	770
Leasehold improvements	762	736
Office furniture	1,548	1,548
	8,345	7,843
Less: accumulated depreciation	(4,699)	(3,847)
Total	$3,646	$3,996

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical trial costs	$2,417	$1,294
Accrued other	2,088	2,494
Total	$4,505	$3,788

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2019, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of September 30, 2019 and December 31, 2018 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2019:
Assets
Money market funds	$14,366	$14,366	$—	$—
U.S. Treasury securities	51,897	51,897	—	—
	$66,263	$66,263	$—	$—
December 31, 2018:
Assets
Money market funds	$17,159	$17,159	$—	$—
U.S. Treasury securities	63,651	63,651	—	—
	$80,810	$80,810	$—	$—

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

The ROU assets associated with all the Company’s operating leases are recognized in the condensed balance sheets. Rent expense was $2.3 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

September 30, 2019
Lease expenses:
Operating lease expenses	$2,353
Variable lease expenses	724
Total lease expenses	$3,077

September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$81
Finance leases	$134
Weighted-average remaining lease term:
Operating leases	8.0 years
Finance leases	1.5 years
Weighted-average remaining discount rate:
Operating leases	10.0%
Finance leases	9.2%

Lease Maturities:
	Operating Leases	Finance Leases	Total
Remaining in 2019	$793	$18	$811
2020	3,231	74	3,305
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
Thereafter	10,284	—	10,284
Total minimum lease payments	27,857	110	27,967
Imputed interest	(8,996)	(8)	(9,004)
Total	18,861	102	18,963
Less: leases, current	(3,217)	(73)	(3,290)
Leases, net of current	$15,644	$29	$15,673

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2019, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

The Loan Agreement contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreement contains customary negative covenants limiting the ability of the Company to, among other things, sell assets, allow a change of control to occur (if the Term Loan is not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. The Company has maintained compliance with all such covenants to date. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreement and related loan documents. The events of default under the Loan Agreement include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults.

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. Accrued interest, included in accounts payable, was $0.1 million as of September 30, 2019. The outstanding Term Loan balance was $14.9 million as of September 30, 2019, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2019	2018
Common stock options issued and outstanding	7,641,035	5,019,964
Common stock options available for future grant	3,403,587	4,492,021
Common stock reserved for issuance under ESPP	2,040,105	1,642,821
Total common stock reserved for future issuance	13,084,727	11,154,806

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

The following table summarizes stock option activity for the nine months ended September 30, 2019 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	5,020	$5.62
Granted	2,656	$2.08
Exercised	(2)	$1.76
Forfeited	(33)	$4.16
Outstanding as of September 30, 2019	7,641	$4.40

Performance-based Awards

In February 2018, the Company granted its chief executive officer a stock option for the purchase of 250,000 shares of the Company’s common stock which is subject to time-based vesting and certain performance-based conditions. Specifically, subject to continued service the option was scheduled to vest upon achievement of a clinical development milestone. On the grant date, the Company determined the fair value of the award and determined achievement of the milestone was probable of occurrence and recognized stock-based compensation expense, based upon the grant date fair value, over the implicit service period. The milestone was achieved, and the option grant vested and was fully expensed as of December 31, 2018.

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

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product sales	$3	$3	$9	$9
Research and development	1,037	1,037	2,268	3,372
Selling, general and administrative	651	1,770	2,165	6,580
Total stock-based compensation	$1,691	$2,810	$4,442	$9,961

11. Co-Promotion Agreements

On August 2, 2018, the Company entered into a co-promotion agreement with Mission Pharmacal Company (the Mission Co-Promotion Agreement) that provided Mission Pharmacal Company (Mission) with an exclusive right to promote OTIPRIO for AOE in pediatrician and primary care physician offices as well as urgent care clinics in the United States. In August 2019, Mission informed the Company of its non-renewal of the co-promotion agreement.

On April 8, 2019, the Company entered into a co-promotion agreement with Glenmark Therapeutics Inc., USA (the Glenmark Co-Promotion Agreement) that provided Glenmark Therapeutics Inc., USA (Glenmark) with an exclusive right to promote OTIPRIO for AOE to ear, nose and throat (ENT) physicians in the United States. In July 2019, Glenmark informed the Company of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris™ allergy product, and the impact of such delay on its business operations. In September 2019, the Company reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million.

The Mission Co-Promotion Agreement and the Glenmark Co-Promotion Agreement (each, a Co-Promotion Agreement) are within the scope of ASC 808, as the parties were active participants and exposed to the risks and rewards of the collaborative activity. Mission and Glenmark (each, a Partner) made non-refundable, non-creditable payments to the Company as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, each Partner reimbursed the Company for a proportion of product support expenses. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Each Partner agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, each Partner was entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit has been recognized as selling, general and administrative expense in the Company’s condensed statement of operations. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company retained and continues to retain all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications.

The Company does not consider performing product support services for its Partners to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods in which they occurred. For the three and nine months ended September 30, 2019, the Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $1.5 million and $2.6 million, respectively.

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
•

our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the ongoing Phase 3 trial in the third quarter of 2020 and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•	our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 1/2 clinical trial in tinnitus patients in the second quarter of 2020;
•

our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 1/2 clinical trial in hearing loss patients in the second half of 2020;

•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our plans for clinical development of OTO-510 and the development of our OTO-6XX program;
•	our expectations regarding our strategic collaboration with AGTC to develop and commercialize a gene therapy for congenital hearing loss;
•	the potential for commercialization of our product candidates, if approved;
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

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We are enrolling patients in a Phase 3 trial for Ménière’s disease with results expected in the third quarter of 2020.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. A Phase 1/2 clinical trial for OTO-313 is enrolling tinnitus patients with results expected in the second quarter of 2020.

OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. A Phase 1/2 clinical trial for OTO-413 is enrolling hearing loss patients with results expected in the second half of 2020.

Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX).

In October 2019, Otonomy and AGTC entered into a strategic collaboration to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the gap junction protein beta 2 gene (GJB2).

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We entered into a co-promotion partnership with Mission in August 2018 and with Glenmark in April 2019 to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed us of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In September 2019, we reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $68.2 million and long-term debt of $14.9 million, net of debt discounts.

We have never been profitable, and as of September 30, 2019, we had an accumulated deficit of $449.0 million. Our net losses were $10.0 million and $12.5 million for the three months ended September 30, 2019 and 2018, respectively, and $33.8 million and $37.5 million for the nine months ended September 30, 2019 and 2018, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTIVIDEX, OTO-313 and OTO-413;
•	conduct nonclinical development of OTO-510, OTO-6XX and the GJB2 gene therapy program;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for use during TTP surgery. We also entered into co-promotion partnerships to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

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
•

external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with nonclinical studies and clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants and our scientific advisory board;

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our current product candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Third-party development costs:
OTIPRIO	$—	$—	$—	$98
OTIVIDEX	1,969	2,034	5,433	3,339
OTO-313	661	332	2,391	1,511
OTO-413	646	1,224	4,034	3,031
Total third-party development costs	3,276	3,590	11,858	7,979
Other unallocated internal research and development costs	4,781	4,710	13,913	14,196
Total research and development costs	$8,057	$8,300	$25,771	$22,175

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2019 and 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Research and development	$8,057	$8,300	$(243)
Selling, general and administrative	1,903	4,652	(2,749)

Research and development expenses. The decrease of $0.2 million in research and development expenses resulted from a number of activities including: (i) a decrease of $0.5 million in development costs for our OTO-413 hearing loss program; and (ii) a decrease of $0.1 million in OTIVIDEX clinical trial and development costs; (iii) partially offset by an increase of $0.4 million in clinical trial and development costs for our OTO-313 tinnitus program.

Selling, general and administrative expenses. The decrease of $2.7 million in selling, general and administrative expenses was primarily related to a decrease of $1.5 million in outside services due to OTIPRIO cost reimbursement from our co-promotion partners in 2019, including the committed payments from Glenmark, and a reduction in stock-based personnel compensation expense of approximately $1.2 million associated with the Option Exchange in 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Research and development	25,771	22,175	3,596
Selling, general and administrative	8,065	16,428	(8,363)

Research and development expenses. The increase of $3.6 million in research and development expenses resulted from a number of activities including: (i) an increase of $2.1 million in OTIVIDEX clinical trial and development costs due to the initiation of the OTIVIDEX Phase 3 trial in the third quarter of 2018; (ii) an increase of $1.1 million in development costs for our OTO-413 hearing loss program; (iii) an increase of $0.9 million in clinical trial and development costs for our OTO-313 tinnitus program; and (iv) an increase of $0.6 million in personnel costs due to additional headcount; (v) partially offset by a decrease of $1.1 million in stock-based compensation associated with the Option Exchange in 2018.

Selling, general and administrative expenses. The decrease of $8.4 million in selling, general and administrative expenses was primarily related to reduced personnel costs, including $3.2 million of stock compensation expense associated with the Option Exchange and $1.6 million for one-time termination benefits incurred during the nine months ended September 30, 2018, and a decrease of $2.6 million in outside services due to OTIPRIO cost reimbursement from our co-promotion partners in 2019, including the committed payments from Glenmark.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2019, we had an accumulated deficit of $449.0 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $68.2 million and long-term debt of $14.9 million, net of debt discounts. We have principally financed our operations through sales and issuances of our equity securities as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Net cash (used in) provided by:
Operating activities	$(29,614)	$(28,051)
Investing activities	12,171	30,285
Financing activities	71	229
Net (decrease) increase in cash	$(17,372)	$2,463

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $29.6 million during the nine months ended September 30, 2019 compared to $28.0 million, for the prior year period. The $1.6 million increase in the utilization of cash was primarily due to an increase in operating losses, exclusive of stock-based compensation, compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $12.2 million during the nine months ended September 30, 2019 compared to net cash provided by investing activities of $30.3 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net purchases of short-term investments with the funds received from the Oxford Term Loan on December 31, 2018 and invested during 2019.

Financing activities. The primary source of net cash provided by financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2019 compared to net cash provided by financing activities of $0.2 million during the prior year period related to proceeds from the issuance of common stock.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through September 30, 2019, we have not sold any shares under the Sales Agreement.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2019, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $14.9 million as of September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $33.8 million and $37.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $449.0 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement. We may seek a new promotional partner for OTIPRIO, however there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. In addition, we currently have limited sales and marketing capabilities. If we are unable to enter into arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $68.2 million and long-term debt of $14.9 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the revenue generated by OTIPRIO and our product candidates, if approved;
•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTIVIDEX, OTO-313, OTO-413 or any other product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates;
•	the cost of commercialization activities for OTIPRIO and any of our product candidates that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the number and characteristics of any other product candidates we develop or acquire;
•

our ability to establish and maintain strategic collaborations, licensing, development or commercialization arrangements and the terms and timing of such arrangements, including whether we are able to timely find a new promotional partner for OTIPRIO;

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of September 30, 2019, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business.

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

Even if we successfully advance OTO-313 or OTO-413 through clinical development, or advance other product candidates from our hearing loss programs or any other future product candidate into clinical development, their success will be subject to all the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-313, OTO-413, any other product candidate from our hearing loss programs or any other future product candidate.

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTIVIDEX, OTO-313, OTO-413 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

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

We do not have the ability to independently conduct many of our nonclinical studies or any of our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations, comply with applicable laws, including with respect to data privacy, or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, unauthorized system or data access, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement. We have not generated significant revenue from sales of OTIPRIO to date. We may seek a new promotional partner for OTIPRIO, however there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

Our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management, commercial, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, or our partners, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendor, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach (whether to our systems or to our CROs or other contractors, consultants, or partners) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, proprietary, or other protected information, we could incur liability and the development and commercialization of our product candidates could be delayed.

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

If OTIVIDEX, OTO-313, OTO-413 or any other product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

As of September 30, 2019, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. On August 1, 2019, we filed a prospectus supplement in connection with an “at-the-market” offering under our Sales Agreement with Cowen, under which we may sell shares of common stock for up to an aggregate of $40.0 million. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

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

As of September 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 30.5% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company listed in the United States, and increasingly after we are no longer an “emerging growth company” and / or a “smaller reporting company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC, and The Nasdaq Stock Market (Nasdaq) may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we have and will continue to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Notwithstanding the above, we are also currently a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

We have broad discretion in the use of the net proceeds from our public offerings, including our “at the market” offering, and may not use them effectively.

We have broad discretion as to how to spend and invest the proceeds from our public offerings, including our “at-the-market” offering with Cowen, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-197365	3.4	August 1, 2014

10.1	Loan and Security Agreement among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	January 3, 2019

10.2	Sales Agreement, dated as of August 1, 2019, between Otonomy, Inc. and Cowen and Company, LLC.	8-K	001-36591	1.1	August 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

OTONOMY, INC.

Date: November 5, 2019	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 5, 2019	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer