Form 10-K
period 2019-12-31
OTONOMY, INC.
filed 2020-02-27
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $77.9 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 28, 2019 of $2.75 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 21, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,814,211.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding our OTIPRIO co-promotion partnerships;
•

our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the ongoing Phase 3 trial by the end of the third quarter of 2020 and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•

our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 1/2 clinical trial in tinnitus patients by the end of the second quarter of 2020;

•

our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 1/2 clinical trial in hearing loss patients in the second half of 2020;

•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our expectations regarding our strategic collaboration with Applied Genetic Technologies Corporation (AGTC) to develop and commercialize a gene therapy for congenital hearing loss;
•	the potential for commercialization of our product candidates, if approved;
•

our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTIVIDEX, OTO-313, OTO-413 and our other product candidates, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX, OTO-313 and OTO-413, if approved;
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC and the potential extension of the interest only period;
•	our financial performance;

•	accounting principles, policies and estimates; and
•	developments and projections relating to our competitors and our industry.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the clinical, regulatory and commercial success of OTIVIDEX and advancement of additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part I, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the United States Food and Drug Administration (FDA), we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease.  We are enrolling patients in a Phase 3 trial for Ménière’s disease with results expected by the end of the third quarter of 2020.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist, in development for the treatment of tinnitus. We are enrolling patients in a Phase 1/2 clinical trial for OTO-313 for the treatment of tinnitus with results expected by the end of the second quarter of 2020.

OTO-413 is a sustained exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. We are enrolling patients in a Phase 1/2 clinical trial for OTO-413 for the treatment of hearing loss with results expected in the second half of 2020.

We also have preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX). In October 2019, we entered into a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the gap junction beta 2 gene (GJB2).

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We entered into a co-promotion agreement with Mission Pharmacal Company (Mission) in August 2018 and with Glenmark Therapeutics Inc., USA (Glenmark) in April 2019 to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed us of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris™ allergy product, and the impact of such delay on its business operations. In September 2019, we reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

Our Product Pipeline

The following table summarizes the status of our product candidates currently in development and the indications for our approved product, and is followed by a brief description of each program:

Program (Compound)	Target Population	Status or Upcoming Milestone
OTIVIDEX (dexamethasone)	Ménière’s Disease	Phase 3 trial results by end of 3Q20
OTO-313 (gacyclidine)	Tinnitus	Phase 1/2 trial results by end of 2Q20
OTO-413 (BDNF)	Synaptopathy Hearing Loss	Phase 1/2 trial results in 2H20
OTO-510 (otoprotectant)	Cisplatin-Induced Hearing Loss	Preclinical development
OTO-6XX (hair cell regeneration)	Severe Hearing Loss	Preclinical development
GJB2 gene therapy collaboration	Congenital Hearing Loss	Preclinical development
OTIPRIO (ciprofloxacin)	TTP Surgery Acute Otitis Externa	Seeking co-promotion partnerships

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

The clinically significant treatment benefit demonstrated by OTIVIDEX versus placebo in AVERTS-2 was consistent with our expectations from the Phase 2b trial. We believe that the AVERTS-1 trial failed due to a significantly higher placebo response and was not attributable to a difference in patient demographics or baseline characteristics compared to AVERTS-2. A review of the AVERTS trials including consultation with outside experts suggests that the higher placebo response was primarily due to increased patient expectation bias in the U.S. trial. We completed a Type C meeting with the FDA in March 2018 that included a review of the AVERTS and other clinical trial results. Based on FDA feedback, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We are enrolling patients in a Phase 3 trial for Ménière’s disease with top-line results expected by the end of the third quarter of 2020.

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

The goal of our OTO-313 program is to develop a sustained-exposure formulation of gacyclidine that will provide a course of treatment from a single IT injection. A Phase 1 clinical safety trial in normal healthy volunteers has been successfully completed using OTO-311, a poloxamer-based formulation of gacyclidine, with no safety concerns observed. We have shifted development to OTO-313, an alternative formulation of gacyclidine that has improved properties compared to OTO-311. We are enrolling patients in a Phase 1/2 clinical trial of OTO-313 for the treatment of tinnitus with top-line results expected by the end of the second quarter of 2020.

Development Programs for the Treatment of Sensorineural Hearing Loss

Hearing loss is a large and growing unmet need with estimates by the World Health Organization that more than 360 million people worldwide have disabling levels of loss. This leads to social isolation, lower quality of life and higher rates of dementia and depression. Common causes include aging, noise, exposure to ototoxic drugs and genetics, with increased noise exposure from use of recreational music devices accelerating the onset of hearing loss. The pathologies of hearing loss typically involve damage to hair cells and/or spiral ganglion neurons in the inner ear. As briefly described below, we are advancing four distinct hearing loss programs targeting different pathologies: repair of cochlear synaptopathy for treatment of speech-in-noise hearing difficulty (OTO-413), protection of hair cells from ototoxic drugs including cisplatin chemotherapy (OTO-510), hair cell regeneration for treatment of severe hearing loss (OTO-6XX), and a gene therapy for the most common cause of congenital hearing loss (GJB2).

OTO-413: Neurotrophic Growth Factor for Speech-in-Noise Hearing Difficulty

Cochlear synaptopathy is a hearing pathology caused by damage to ribbon synapses that has become an active focus of otology research in the last decade. Ribbon synapses are critical to hearing because they connect sound transducers in the cochlea called hair cells to auditory nerve fibers, which carry the electrical sound impulse to the brain for interpretation. Damage to ribbon synapses can be caused by exposure to loud noise and/or aging, and results in hearing problems in the presence of background noise referred to as speech-in-noise hearing difficulty. This condition is estimated to affect approximately 3% of the U.S. population, and is expected to grow significantly in the younger population because of exposure to excessive noise through widespread use of personal listening devices. Hearing aids provide limited benefit for speech-in-noise hearing problems and there is no FDA-approved drug treatment for this condition.

OTO-413 is a proprietary formulation of BDNF which is a naturally occurring protein involved in neuron growth and repair. Nonclinical studies by us and other research groups have demonstrated that local administration of BDNF repairs ribbon synapses damaged due to noise trauma or exposure to ototoxic chemicals and restores hearing function. We are enrolling patients in a Phase 1/2 clinical trial of OTO-413 for the treatment of speech-in-noise hearing difficulty with top-line results expected in the second half of 2020.

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

We established feasibility of conducting clinical trials in patients undergoing cisplatin chemotherapy through a small Phase 2 trial with OTIVIDEX in pediatric patients, and have identified a therapeutic target that offers a potentially higher level of otoprotection than steroids based on nonclinical studies. This program, called OTO-510, is focused on the development of a sustained-exposure otoprotectant for local delivery to preserve hearing without protecting the tumor.

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

GJB2 Gene Therapy Program for Congenital Hearing Loss

In October 2019, Otonomy and AGTC announced a strategic collaboration to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the GJB2 gene – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns.

Under the collaboration agreement, Otonomy and AGTC will equally share the program costs and any revenue or other proceeds related to the program. The agreement provides for technology sharing and establishment of joint intellectual property as appropriate. The parties may consider including additional genetic hearing loss targets in the future.

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

We provided promotional support for OTIPRIO using an internal sales force beginning in the first quarter of 2016 which continued into the fourth quarter of 2017. In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product, however, OTIPRIO continues to be available for purchase by customers. Net sales of OTIPRIO totaled $0.6 million, $0.7 million and $1.2 million, as of December 31, 2019, 2018 and 2017, respectively. We entered into a co-promotion partnership with Mission in August 2018 and with Glenmark in April 2019 to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed us of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In September 2019, we reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

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

We have a broad patent portfolio of approximately 92 issued patents and allowed patent applications and at least 103 pending patent applications covering our product, product candidates and indications as well as other potential applications of our drug delivery technologies in major markets around the world.

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

OTIPRIO

Antibiotic ear drops are currently the primary treatment option for use during TTP surgery even though no ear drop product has been approved by the FDA for this indication. Multiple ear drops are approved and marketed for use in treating patients with AOE and AOMT. Marketed antibiotic ear drops include CIPRODEX® Otic from Alcon, a Novartis company, and Otovel® from Arbor Pharmaceuticals, LLC. The key competitive factors affecting the success of OTIPRIO are likely to be its efficacy, safety, tolerability, dosing regimen, route of administration, convenience and price, and the availability of coverage and adequate reimbursement from government and other third-party payors.

OTIVIDEX

There are no drugs currently approved by the FDA for the treatment of Ménière’s disease. Current treatments commonly used for Ménière’s disease in the United States include observance of a low-salt diet and off-label use of diuretics, oral steroids, and repeat IT injections of steroid solution. Patients who are unresponsive to treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss. We are aware that Sound Pharmaceuticals completed a Phase 2b clinical trial with SP-1005, Synphora AB initiated a Phase 2 clinical trial with an IT formulation of latanoprost, and Auris Medical Holding AG is developing AM-125, a nasal formulation of betahistine, for the treatment of vertigo disorders including Ménière’s disease.

OTO-313

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies developing potential pharmaceutical treatments for tinnitus, including Auris Medical Holding AG, which conducted a Phase 3 clinical program evaluating repeat IT injections of Keyzilen® (formerly AM-101) in patients with tinnitus. Both Phase 3 trials failed to achieve the primary endpoint. We are also aware that Autifony Therapeutics terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH suspended development of oral neramexane for chronic tinnitus while its partner in Japan, Kyorin Pharmaceutical Co., continues with a Phase 2 clinical trial for tinnitus, and Novartis AG completed a Phase 2 clinical trial for chronic tinnitus.

Hearing Loss Programs

There are no drugs currently approved by the FDA for the treatment of hearing loss. Oral steroids and repeat IT steroid injections are often used for the treatment of sudden sensorineural hearing loss (SSNHL), which is a rapidly emergent form of hearing loss. Hearing aids are used by a subset of patients with hearing loss and a limited number of patients with severe hearing loss are treated with cochlear implants. We are aware of a number of companies in clinical development with potential pharmaceutical treatments for various hearing loss indications, including Auris Medical Holding AG, which has reported negative results for a Phase 3 trial for AM-111 in SSNHL and terminated a second Phase 3 trial early, Fennec Pharmaceuticals, which has completed two Phase 3 trials and filed a New Drug Application with the FDA for PEDMARK™ in CIHL, Metarmor, which has conducted a Phase 3 trial with D-MET in noise-induced hearing loss (NIHL), Strekin AG, which is conducting a Phase 3 trial with STR001 in SSNHL, Sound Pharmaceuticals, which has completed a Phase 2 trial with SPI-1005 in patients with NIHL, is enrolling a Phase 2 trial for aminoglycoside-induced hearing loss (AIHL) prevention, and has stated plans to initiate a Phase 2 trial in CIHL, Audion Therapeutics, which has completed a Phase 2 trial with LY3056480 in SSNHL, Sensorion, which has initiated a Phase 2 trial with SENS-401 in SSNHL and has stated plans to initiate a Phase 2 trial in CIHL, Frequency Therapeutics, which has completed a Phase 1/2 trial with FX-322 in patients with hearing loss associated with SSNHL or NIHL and has initiated a Phase 2a trial in a similar patient population, Otologic Pharmaceutics, which has completed a Phase 1 trial with NHPN-010, Decibel Therapeutics, which has initiated a Phase 1b trial with DB-020 in CIHL, Spiral Therapeutics that has initiated a Phase 1 trial with LPT99 in SSNHL, and Pipeline Therapeutics that intends to initiate a Phase1/2 trial in SSNHL.

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

Our patent estate includes patents and applications with claims directed to OTIPRIO, and our OTIVIDEX, OTO-313, OTO-413, and other product candidates. Our patent estate also provides patents and applications with claims directed to a broad range of other active agents as potential future product candidates that are delivered using our proprietary technologies. Our patent estate, on a worldwide basis, includes approximately 92 issued patents and allowed patent applications, and at least 103 pending patent applications with claims relating to our OTIPRIO, OTIVIDEX, OTO-313, OTO-413, other product candidates, future product candidates, manufacturing processes and alternative otic delivery technologies.

For OTIPRIO, we co-own a patent family with The Regents of the University of California (UC) that is directed to the composition and therapeutic use of OTIPRIO. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes four issued U.S. patents and three pending U.S. applications. The latest expiry date of the U.S. patents, without extensions, is April 2030, and the first three issued U.S. patents have been Orange Book (OB) listed for otitis media with effusion undergoing TTP surgery. The fourth issued patent has been OB listed for AOE. The fifth issued patent is expected to be OB listable for AOMT, if approved by FDA.  Any future U.S. patents issuing from the related applications and directed to OTIPRIO are also expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, China, Europe, Israel, Japan, Korea, and Mexico; and pending applications in Brazil and Thailand. Divisional patent applications have been filed in select countries of this family. In addition, we solely own a patent family directed to certain therapeutic uses of OTIPRIO, which includes an issued U.S. patent that has been submitted for OB listing and can extend patent protection of OTIPRIO to August 2034. Furthermore, we solely own a patent family directed to OTIPRIO and its manufacturing methods, which includes an issued U.S. patent that has been OB listed and extends patent protection of OTIPRIO to July 2035; and another issued the U.S. patent that has been submitted for OB listing. Outside of U.S., this patent family includes an issued patent in Japan and pending applications in Australia, Canada, China, Europe, and Korea. Finally, we solely own a patent family directed to the packaged OTIPRIO product, and two patent families directed to AOE and AOMT.

For OTIVIDEX, we co-own a patent family with UC directed to the composition and therapeutic use of OTIVIDEX. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes seven issued U.S. patents and one pending U.S. application. The latest expiry date of the U.S. patents, without extensions, is September 2029, and these patents and any future U.S. patent issuing from the related applications are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, Chile, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Philippines, Russia, Singapore, South Africa, Taiwan, and the United Kingdom (UK); and pending applications in Brazil and Thailand. Divisional patent applications have been filed in select countries for this family. In addition, we solely own a patent family directed to additional therapeutic uses of OTIVIDEX, including prevention of chemotherapeutic drug-induced ototoxicity. Finally, we solely own an issued U.S. patent directed to manufacturing methods of OTIVIDEX. The expiry date of this U.S. patent, without extensions, is April 2030.

For OTO-313, we solely own a patent family directed to, among other things, the composition and therapeutic use of OTO-313. This family includes one pending U.S. application and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, and Korea. Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of June 2037. In addition, we have licensed from Durect a patent family directed to the therapeutic use of OTO-313. This family includes one issued U.S. patent and one issued Japanese patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

For OTO-413, we co-own a patent family with UC directed to the composition and therapeutic use of OTO-413. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. Any future U.S. or foreign patents issuing from this patent family and directed to OTO-413 are expected to have an expiry date of April 2029. In addition, we solely own two patent families directed to certain aspects of the composition and therapeutic use of OTO-413. Any future U.S. or foreign patents issuing from those patent families and directed to OTO-413 are expected to have an expiry date of January 2039 and January 2041, respectively.

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

In addition to patents, we have obtained trademark registrations for the “OTIPRIO” mark in the United States, Australia, Canada, China, the European Union (EU), Japan, Korea, and New Zealand; we have obtained trademark registrations for the “OTONOMY” mark in the United States; and we have pending trademark applications for the “OTIVIDEX” mark in the United States, as well as a trademark registration for the “OTIVIDEX” mark in the EU. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

License and Other Agreements

The Regents of the University of California

In November 2008, we entered into an exclusive license agreement with UC that was subsequently amended in January 2010, June 2010, and November 2012. Under the license agreement, UC granted us an exclusive license under UC’s rights to patents and applications that are co-developed and co-owned with us (see above regarding our patent estate) for the treatment of human otic diseases. As such, we have acquired the entire commercial rights in those patents and applications that cover OTIPRIO, OTIVIDEX and OTO-413, and may apply to other product candidates we develop. Under the agreement, UC reserved the right to use the patents and applications for its and other nonprofit institutions’ research and educational purposes.

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

Our financial obligations under the license agreement include annual license maintenance payments until we commercialize the first product covered under the license agreement, development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, $0.1 million has been paid for OTO-413, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

Unless earlier terminated, the agreement will continue in effect until expiration of the longest-lived patent licensed to us thereunder. UC may terminate the license agreement for our uncured breach, or if a claim challenging the validity of the licensed patents is filed by or on behalf of us. We have the right to terminate this agreement for any reason at any time upon prior notice to UC. The termination of our license agreement with UC may affect a portion of our patent portfolio for OTIPRIO, OTIVIDEX and OTO-413, as well as certain other product candidates we may develop. For more information, please see the section entitled “Risk Factors—Risks Related to our Intellectual Property.”

DURECT Corporation

In April 2013, we entered into an exclusive license agreement with Durect as a part of an asset transfer agreement between us and IncuMed LLC, an affiliate of the NeuroSystec Corporation. Under this license agreement, Durect granted us an exclusive (even as to Durect), worldwide, royalty-bearing license under Durect’s rights to certain patents and applications that cover our OTO-313 product candidate, as well as certain related know-how. Included within the rights licensed from Durect is a sublicense from the Institut National de la Santé et de la Recherche Médicale (INSERM) with respect to INSERM’s ownership interest in certain patents and patent applications owned jointly by INSERM and Durect.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as OTIPRIO and our drug product candidates and could adversely affect our net revenue and results.

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

Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to manufacturers, some of which are broader in scope. Other states impose restrictions on manufacturers’ marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  For instance, EU data protection law, in particular the EU General Data Protection Regulation (the GDPR), which became fully applicable in May 2018, includes, among other things, requirements for individuals’ consent, restrictions on the processing of health data, notice obligations, restrictions for the transfer of personal data outside of the EU, security and confidentiality obligations, and significant fines in case of violation.

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

Employees

As of December 31, 2019, we had 49 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information

We were incorporated in Delaware on May 6, 2008. Our principal executive offices are located at 4796 Executive Drive, San Diego, CA 92121. Our telephone number is (619) 323-2200. Our website address is www.otonomy.com.

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (Exchange Act) are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Information contained on, or that can be accessed through, our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy are the property of Otonomy. Other service marks, trademarks, and tradenames referred to in this Annual Report are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $44.7 million, $50.4 million and $90.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $459.9 million.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our products. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement. We may seek a new promotional partner for OTIPRIO, however there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. In addition, we currently have limited sales and marketing capabilities. If we are unable to enter into arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities could adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue may suffer and we could incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We may require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $60.7 million and long-term debt of $15.0 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen and Company, LLC (Cowen) to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of December 31, 2019, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business.

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

OTIVIDEX is subject to the risks associated with completing such pivotal trial and any future clinical trials required for registration, including risks associated with:

•	the successful and timely implementation, enrollment and completion of such clinical trials of OTIVIDEX;
•	the use and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in such clinical trials;
•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA; and
•	the ability to submit an NDA for regulatory approval to the FDA.

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

Patient enrollment is a significant factor in the timing of clinical trials. We may not be able to initiate or continue clinical trials for our product candidates on a timely basis if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is affected by many factors, including the size and nature of the patient population, the proximity of and access by patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, KYORIN Pharmaceutical Co. Ltd., Laboratorios SALVAT S.A., Novartis AG, Novus Therapeutics, Inc., Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

Due to our limited financial resources and our limited experience in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train and retain additional qualified personnel. For example, in December 2016, we moved into our current headquarters location in San Diego, California. The physical expansion of our operations has led, and may continue to lead, to significant costs. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

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

Recent events, including the UK’s 2016 vote in favor of exiting the EU, or “Brexit,” and the UK’s withdrawal, and similar geopolitical developments or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business is subject to economic, political, regulatory, operational and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States, and we conduct some of our clinical trials outside the United States. Accordingly, our ability to operate our business and our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in non-U.S. economies and markets;
•	differing and changing regulatory requirements in non-U.S. countries;
•

challenges enforcing our contractual and intellectual property rights, especially in non-U.S. countries that may not respect and protect intellectual property rights to the same extent as the United States;

•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in currency exchange rates and non-U.S. currency controls;
•	changes in a country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty and labor unrest;
•	difficulties associated with staffing and managing international operations;
•	potential liability under the FCPA, UK Bribery Act or comparable non-U.S. laws; and

•

business interruptions resulting from (i) geopolitical actions, including annexation, war and terrorism, (ii) natural disasters, including earthquakes, typhoons, floods and fires or (iii) outbreaks of health epidemics and pandemics.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the collection and use of health data in the EU is governed by the GDPR, which became fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we control and/or process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.

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

As of December 31, 2019, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 32.7% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $337.4 million and $131.7 million, respectively. Of the federal NOLs, approximately $96.8 million were generated after January 1, 2018, and therefore do not expire. Federal net operating losses that occur after January 1, 2018 are subject to a taxable income limitation of 80%. The remaining federal and state NOLs will expire in various years beginning in 2030, if not utilized. As of December 31, 2019, we had federal and California research and development tax credit carryforwards of approximately $10.9 million and $5.0 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. net deferred tax assets. We have reflected reasonable estimates of the effects of certain aspects of this legislation in our financial statements. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

We have incurred and will continue to incur costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company listed in the United States, we incur and will continue to incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and regulations implemented by the SEC, and The Nasdaq Stock Market (Nasdaq) may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to the Sarbanes-Oxley Act, to maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to provide an annual management report on the effectiveness of our disclosure controls and procedures over financial reporting.

In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses.

Our current controls, and any new controls that we develop may become inadequate because of changes in conditions in our business or the degree of compliance with these policies or procedures may deteriorate and significant deficiencies or material weaknesses in our internal control over financial reporting may be discovered. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, may provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial information and operating results, which could result in a negative market reaction and effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in in Rule 12b-2 of the Exchange Act. For as long as we remain a “smaller reporting company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “smaller reporting companies.” These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure; and

•	reduced disclosure obligations regarding executive compensation.

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

Holders of Record

On February 21, 2020, the closing sale price of our common stock on The NASDAQ Global Select Market was $3.55. As of February 21, 2020, there were approximately 21 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” and in other parts of this Annual Report on Form 10-K.

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

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease.  We are enrolling patients in a Phase 3 trial for Ménière’s disease with results expected by the end of the third quarter of 2020.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. We are enrolling patients in a Phase 1/2 clinical trial for OTO-313 for the treatment of tinnitus with results expected by the end of the second quarter of 2020.

OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. We are enrolling patients in a Phase 1/2 clinical trial for OTO-413 for the treatment of hearing loss with results expected in the second half of 2020.

We also have preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX).

In October 2019, we entered into a strategic collaboration with AGTC to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the GJB2 gene.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO for use during TTP surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of AOE. We entered into a co-promotion agreement with Mission in August 2018 and with Glenmark in April 2019 to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed us of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In September 2019, we reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $60.7 million and long-term debt of $15.0 million, net of debt discounts.

We have never been profitable, and as of December 31, 2019, we had an accumulated deficit of $459.9 million. Our net losses were $44.7 million, $50.4 million and $90.1 million for the years ended December 31, 2019 2018 and 2017, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We will require additional financing to complete the development of and, if approved, commercialize, OTIVIDEX, OTO-313, OTO-413 and any other product candidates. We believe we will continue to expend substantial resources for the foreseeable future for the development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts, the timing and nature of the regulatory approval process for our product candidates, and the revenue generated by OTIPRIO and our other product candidates, if approved. When additional financing is required, we anticipate we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our currently planned operations for a period of at least twelve months from the date of this Annual Report on Form 10-K.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California (UC). Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, $0.1 million has been paid for OTO-413, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for OTIPRIO and our product candidates:

	Years Ended December 31,
	2019	2018	2017
Third-party development costs:
OTIPRIO	$—	$137	$2,300
OTIVIDEX	7,709	5,160	15,705
OTO-313	2,951	2,262	414
OTO-413	4,557	5,264	926
Total third-party development costs	15,217	12,823	19,345
Other unallocated internal research and development costs	17,588	19,021	23,356
Total research and development costs	$32,805	$31,844	$42,701

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

We expect our selling, general and administrative expenses to be substantial as we support development of our product candidates, and as we incur ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums, and investor relations-related expenses.

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

Leases

Right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate implicit within our leases is generally not determinable, therefore, we use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. We estimated our collateralized incremental borrowing rate at January 1, 2019 to be 10.0% based on the remaining term of our operating leases and available interest rates. The below table summarizes the differences in our ROU assets and operating lease liabilities had we utilized an incremental borrowing rate of 9.0% or 11.0% on January 1, 2019 (in thousands, except percentages).  Neither change in estimate would have a material impact on our statements of operations, comprehensive loss and cash flows.

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

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019, 2018 and 2017 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

See Note 2 to our financial statements included in Part II, Item 8, “Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2019, we had federal and state NOLs of $337.4 million and $131.7 million, respectively. Of the federal NOLs, approximately $96.8 million were generated after January 1, 2018, and therefore do not expire. Federal net operating losses that occur after January 1, 2018 are subject to a taxable income limitation of 80%. Our remaining federal and state NOLs will begin to expire in 2030, unless we utilize them beforehand. As of December 31, 2019, we also had federal and California research and development tax credit carryforwards of $10.9 million and $5.0 million, respectively. The federal research and development tax credit carryforwards will begin expiring in 2030 unless we utilize them beforehand. The California research tax credit will carry forward indefinitely.

Pursuant to the Code, Sections 382 and 383, our annual use of our NOLs and research and development tax credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We have determined that we have experienced ownership changes in the past. We have reduced our deferred tax assets related to our NOLs and federal research and development tax credit carryforwards that we expect to expire unused as a result of these ownership changes. We have excluded these tax attributes from our deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on our income tax expense or our effective tax rate. The California research tax credits were not limited because these credits carry forward indefinitely. Future ownership changes as a result of shifts in our stock ownership may further limit our ability to utilize our remaining NOLs and research and development tax credit carryforwards.

As of December 31, 2019, we had a full valuation allowance against our net deferred tax assets.

Reduced Reporting Requirements

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Until December 31, 2019, when we ceased being an “emerging growth company,” we elected not to avail ourselves of this extended transition period and, as a result, we adopted new or revised accounting standards on the relevant dates on which adoption of such standards was required for other public companies.

Subject to certain conditions set forth in the JOBS Act, as we are no longer an “emerging growth company,” we are subject to certain additional requirements, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Change
Research and development	32,805	31,844	961
Selling, general and administrative	11,690	20,008	(8,318)

Research and development expenses. The increase of $1.0 million in research and development expenses resulted from a number of activities including: (i) a $2.5 million increase in OTIVIDEX clinical trial and development costs related to the Phase 3 trial initiated in the third quarter of 2018; (ii) a $0.7 million increase in OTO-313 clinical trial and development costs related to the Phase 1/2 trial initiated in the second quarter of 2019; and (iii) an increase of $0.5 million in other research and development costs, including professional services. These increases were partially offset by: (i) a decrease of $0.7 million in clinical trial and development costs for our OTO-413 hearing loss program; and (ii) $2.0 million net decrease in personnel costs, including stock-based compensation expense associated with the Option Exchange in 2018.

Selling, general and administrative expenses. The decrease of $8.3 million in selling, general and administrative expenses was a result of a $5.3 million reduction in personnel costs, primarily due to a decrease in stock-based compensation expense associated with the Option Exchange in 2018, and a $3.0 million decrease in outside service expense as a result of OTIPRIO cost reimbursement recognized from our co-promotion partners in 2019.

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the significant components of our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017	Change
Research and development	31,844	42,701	(10,857)
Selling, general and administrative	20,008	46,838	(26,830)

Research and development expenses. The decrease of $10.9 million in research and development expenses resulted from decreased spending for a number of activities including: (i) a net $10.5 million decrease in OTIVIDEX clinical trial and development costs due to the completion and early termination of our OTIVIDEX clinical trials in 2017, which was partially offset by an increase in clinical trial costs from the OTIVIDEX Phase 3 trial initiated in the third quarter of 2018; (ii) a $2.2 million decrease in OTIPRIO related expenses mainly due to costs incurred in 2017 related to filing our OTIPRIO supplemental New Drug Application for AOE; (iii) a decrease of $2.6 million in other research and development costs, including professional services; and (iv) a $1.7 million decrease in personnel costs, including stock-based compensation expense, due to a reduction in headcount. These decreases were partially offset by: (i) an increase of $4.3 million in research costs for our OTO-413 hearing loss program; and (ii) a $1.8 million increase in research costs for our OTO-313 tinnitus program.

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

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $459.9 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $60.7 million. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(36,925)	$(38,434)	$(75,307)
Investing activities	28,296	37,984	68,998
Financing activities	195	15,165	1,070
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,434)	$14,715	$(5,239)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $36.9 million in 2019 compared to $38.4 million in 2018. The decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year.  Net cash used in operating activities was $38.4 million in 2018 compared to $75.3 million in 2017.  The $36.9 million decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $28.3 million in 2019 compared to net cash provided of $38.0 million in 2018 and net cash provided of $69.0 million in 2017. The decrease in net cash provided by investing activities in 2019 compared to 2018 was primarily due to net maturities of short-term investments used to fund operations. The decrease in net cash provided by investing activities in 2018 compared to 2017 was primarily due to net maturities of short-term investments used to fund operations.

Financing activities. The primary source of net cash provided by financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash provided by financing activities was $0.2 million in 2019 compared to $15.2 million in 2018 and $1.1 million in 2017. Net cash provided by financing activities in 2019 consisted of $0.2 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2018 consisted primarily of net proceeds of $14.8 million from a loan and $0.4 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2017 consisted of $1.1 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through December 31, 2019, we have not sold any shares under the Sales Agreement.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2019, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.0 million as of December 31, 2019.

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

We believe that our existing cash and cash equivalents and short-term investments along with the outstanding debt from Oxford Finance LLC will be sufficient to fund our currently planned operations for a period of at least 12 months from the date of this Annual Report on Form 10‑K.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Otonomy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Otonomy, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California

February 27, 2020

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,194	$33,633
Short-term investments	35,476	63,651
Accounts receivable, net	48	108
Prepaid and other current assets	2,432	2,677
Total current assets	63,150	100,069
Restricted cash	701	696
Property and equipment, net	3,702	3,996
Right-of-use assets	15,465	—
Other long-term assets	—	231
Total assets	$83,018	$104,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,161	$1,029
Accrued expenses	5,442	3,788
Accrued compensation	2,593	2,635
Leases, current	3,302	—
Deferred rent, current	—	38
Total current liabilities	12,498	7,490
Long-term debt, net	14,967	14,764
Leases, net of current	15,320	—
Deferred rent, net of current	—	3,001
Total liabilities	42,785	25,255
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 30,814,211 and 30,685,412 shares issued and outstanding at December 31, 2019 and 2018, respectively	31	31
Additional paid-in capital	500,084	494,947
Accumulated other comprehensive income (loss)	11	(23)
Accumulated deficit	(459,893)	(415,218)
Total stockholders’ equity	40,233	79,737
Total liabilities and stockholders’ equity	$83,018	$104,992

See accompanying notes.

Otonomy, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Product sales, net	$600	$745	$1,236
Costs and operating expenses:
Cost of product sales	912	946	3,098
Research and development	32,805	31,844	42,701
Selling, general and administrative	11,690	20,008	46,838
Total costs and operating expenses	45,407	52,798	92,637
Loss from operations	(44,807)	(52,053)	(91,401)
Other income (expense):
Interest income	1,723	1,689	1,271
Interest expense	(1,591)	(4)	—
Total other income, net	132	1,685	1,271
Net loss	(44,675)	(50,368)	(90,130)
Net loss per share, basic and diluted	$(1.45)	$(1.65)	$(2.97)
Weighted-average shares used to compute net loss per share, basic and diluted	30,726,786	30,610,244	30,304,158

See accompanying notes.

Otonomy, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(44,675)	$(50,368)	$(90,130)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	34	77	(59)
Comprehensive loss	$(44,641)	$(50,291)	$(90,189)

See accompanying notes.

Otonomy, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	30,255,339	$30	$467,468	$(41)	$(274,720)	$192,737
Issuance of common stock upon exercise of stock options	191,106	1	447	—	—	448
Issuance of common stock under employee stock purchase plan	80,072	—	622	—	—	622
Issuance of common stock upon exercise of warrants	32,209	—	—	—	—	—
Stock-based compensation expense	—	—	13,661	—	—	13,661
Net loss	—	—	—	—	(90,130)	(90,130)
Unrealized loss on available-for-sale securities	—	—	—	(59)	—	(59)
Balance at December 31, 2017	30,558,726	31	482,198	(100)	(364,850)	117,279
Issuance of common stock upon exercise of stock options	18,800	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	107,886	—	303	—	—	303
Stock-based compensation expense	—	—	12,414	—	—	12,414
Net loss	—	—	—	—	(50,368)	(50,368)
Unrealized gain on available-for-sale securities	—	—	—	77	—	77
Balance at December 31, 2018	30,685,412	31	494,947	(23)	(415,218)	79,737
Issuance of common stock upon exercise of stock options	2,912	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	125,887	—	242	—	—	242
Stock-based compensation expense	—	—	4,890	—	—	4,890
Net loss	—	—	—	—	(44,675)	(44,675)
Unrealized gain on available-for-sale securities	—	—	—	34	—	34
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(44,675)	$(50,368)	$(90,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,149	1,186	1,289
Stock-based compensation	4,890	12,414	13,661
Reserve for excess and obsolete inventory	—	—	1,546
(Accretion of discounts) amortization of premiums on short-term investments	(787)	(506)	358
Amortization of debt discount	189	—	—
Impairment of property, plant and equipment	—	—	400
Deferred rent	—	103	2,272
Changes in operating assets and liabilities:
Accounts receivable, net	60	(1)	(16)
Prepaid and other assets	476	(492)	2,761
Accounts payable	127	68	(398)
Accrued expenses	1,656	(166)	(5,518)
Accrued compensation	(42)	(672)	(1,532)
Right-of-use assets and lease liabilities, net	32	—	—
Net cash used in operating activities	(36,925)	(38,434)	(75,307)
Cash flows from investing activities:
Purchases of short-term investments	(85,004)	(104,270)	(129,308)
Maturities of short-term investments	114,000	142,750	199,565
Purchases of property and equipment	(700)	(496)	(1,259)
Net cash provided by investing activities	28,296	37,984	68,998
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of cash issuance costs	—	14,830	—
Proceeds from issuance of common stock	242	303	448
Proceeds from exercise of stock options	5	32	622
Payments of debt issuance costs	(52)	—	—
Net cash provided by financing activities	195	15,165	1,070
Net change in cash, cash equivalents and restricted cash	(8,434)	14,715	(5,239)
Cash, cash equivalents and restricted cash at beginning of period	34,329	19,614	24,853
Cash, cash equivalents and restricted cash at end of period	$25,895	$34,329	$19,614

Cash and cash equivalents at end of period	$25,194	$33,633	$18,456
Restricted cash at end of period	701	696	1,158
Cash, cash equivalents and restricted cash at end of period	$25,895	$34,329	$19,614

Supplemental cash flow information:
Cash paid for interest	$1,394	$4	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$76	$7	$132
Debt issuance costs in accounts payable and accrued expenses	$—	$66	$—
Debt issuance costs	$—	$771	$—

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

In addition, the Company developed, received United States Food and Drug Administration (FDA) approval and commercially launched OTIPRIO for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE).

Basis of Presentation

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2019, the Company had cash, cash equivalents and short-term investments of $60.7 million and an accumulated deficit of $459.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Short-term Investments

The Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of Level 1 financial instruments in the fair value hierarchy (see Note 9 – Fair Value).

Realized gains or losses of available-for-sale securities are determined using the specific identification method and net realized gains and losses are included in interest income. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records unrealized gains and losses on available-for-sale debt securities as a component of other comprehensive loss within the statements of comprehensive loss and as a separate component of stockholders’ equity on the balance sheets. The Company does not hold equity securities in its investment portfolio.

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

Inventory

Inventory, which is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in-process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell. During the year ended December 31, 2017, the Company recorded an inventory write down of $1.5 million to cost of product sales. During 2018 and 2019, no such write downs were recorded.

Property and Equipment

Property and equipment generally consist of manufacturing equipment, office furniture and equipment, computers, and scientific equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events or changes in circumstances and the undiscounted cash flows generated by those assets indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets was recorded during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recorded an impairment of its long-lived assets of approximately $0.4 million in cost of product sales related to OTIPRIO manufacturing equipment.

Right-of-Use Assets and Lease Liabilities

Effective January 1, 2019, as required by Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02), the Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842), using a modified retrospective method as of the adoption date. Consequently, financial information will not be updated, and the disclosures required under ASU 2016-02 will not be provided for dates and periods prior to January 1, 2019. ASC 842 supersedes nearly all previously existing lease guidance under GAAP and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.

ASC 842 establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases.

The adoption of ASC 842 had a material effect on the Company’s balance sheets; however, it did not have a material effect on its statements of operations, comprehensive loss and cash flows. Upon adoption of ASC 842 as of January 1, 2019, the Company recognized (i) ROU assets of $16.7 million, net of $3.0 million of deferred rent, and (ii) lease liabilities of $19.7 million.

The Company has operating leases for its facility and certain equipment and finance leases for certain computer equipment. Effective January 1, 2019, the Company determines if an arrangement is or contains a lease at the commencement date. Operating leases are included in ROU assets, Leases, current, and Leases, net of current on the balance sheets. Finance leases are included in Property and equipment, Leases, current, and Leases, net of current on the balance sheets. The Company elected not to recognize short-term leases (one year or less) on the balance sheets.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (ASC 606), using the full retrospective approach. The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605, Revenue Recognition, and therefore the cumulative effect of adoption was immaterial.

To recognize revenue the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606 and when it is probable the Company will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then it assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Transaction Price and Reserves for Variable Consideration

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, government chargebacks, discounts and rebates and other fee for service amounts that are detailed within customer contracts relating to the sale of OTIPRIO. These reserves, as detailed below, are based on the amounts earned or accrued on the Company’s sales. Variable consideration is estimated using the most likely method, which is the single most likely outcome under the Company’s contracts and takes into consideration contractual fees, historical chargeback activity and historical Medicaid rebates. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the respective underlying contracts.

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

Concentration of Major Customers

The Company sells OTIPRIO to specialty wholesale distributor customers. The following table summarizes the Company’s sales to its largest customers for each of the periods presented:

	2019	2018	2017
First largest	38%	44%	34%
Second largest	33%	33%	34%
Third largest	24%	21%	30%

Collaborative Arrangements

The Company has entered into co-promotion agreements and research agreements that fall under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808).

Co-promotion agreements can include payments and reimbursements for a proportion of product support expenses to the Company and profit sharing payments by the Company. Payments to or by the Company are recognized in selling, general and administrative expenses in the statements of operations.

Research agreements can include reimbursements to or by the Company, which are recognized in research and development expenses in the statements of operations.

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

Selling, General and Administrative

Selling, general and administrative expenses include the costs associated with the Company’s executive, administrative, finance and human resource functions including salaries, benefits, stock-based compensation expense and occupancy costs. Other selling, general and administrative expenses include costs associated with prosecuting and maintaining the Company’s patent portfolio, corporate legal expenses, costs required for public company activities and infrastructure necessary for the general conduct of the Company’s business. The Company’s selling, general and administrative expenses also include OTIPRIO product support expenses, and profit-sharing fees payable to the Company’s partners, which are reduced by payments received from the Company’s partners under its co-promotion agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan (ESPP) rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model. Forfeitures are recognized as incurred. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method.  For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

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

As of December 31, 2019, 2018 and 2017, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 7,495,129, 5,019,964 and 4,599,252 shares of the Company’s common stock, respectively.

Recent Accounting Pronouncements

Not Yet Adopted

In June 2016, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) was issued, as amended. ASU 2016-13 introduces the current expected credit loss model, which will require an entity to measure credit losses for certain financial instruments and financial assets. ASU 2016-13 will also apply to receivables arising from revenue transactions such as accounts receivable. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company does not expect the adoption of ASU 2016-13 to have a material effect on its financial position, results of operations or cash flows.

Recently Adopted

Effective January 1, 2019, as required, the Company adopted ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. The adoption of ASU 2018-02 did not have a material impact on the Company’s financial position, results of operations or cash flows due to the presence of a full valuation allowance as of the date of adoption.

Effective January 1, 2019, as required, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of the standard to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of ASU 2018-07 did not have a material impact on its financial statements or disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets.

Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $22.1 million and $17.2 million as of December 31, 2019 and 2018, respectively.

Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2019:
U.S. Treasury securities	$35,465	$16	$(5)	$35,476
Total available-for-sale securities	$35,465	$16	$(5)	$35,476
December 31, 2018:
U.S. Treasury securities	$63,674	$1	$(24)	$63,651
Total available-for-sale securities	$63,674	$1	$(24)	$63,651

As of December 31, 2019, the Company had five securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2019. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	December 31,
	2019	2018
Prepaid clinical trial costs	$209	$258
Other	2,223	2,419
Total	$2,432	$2,677

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$4,179	$3,772
Manufacturing equipment	1,111	1,017
Computer equipment and software	943	770
Leasehold improvements	768	736
Office furniture	1,548	1,548
	8,549	7,843
Less: accumulated depreciation and amortization	(4,847)	(3,847)
Total	$3,702	$3,996

Depreciation expense was $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued clinical trial costs	$3,443	$1,294
Accrued other	1,999	2,494
Total	$5,442	$3,788

5. Restructuring Charges

During the year ended December 31, 2017, the Company recorded a one-time restructuring charge of $3.8 million to selling, general and administrative expense. Restructuring costs primarily included severance, health insurance and $1.0 million in stock-based compensation expense. As of December 31, 2019 and 2018, the Company had no accrued and unpaid severance costs.

6. Commitments and Contingencies

Operating Leases

In December 2016, the Company moved into its current headquarters location in San Diego, California. The lease commenced in December 2016 and has an initial term of 130 months, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company is responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent was abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease in May 2015, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $695,000. Cash collateralizing the letter of credit is classified as noncurrent restricted cash on the balance sheets. The Company has determined that the lease is an operating lease for accounting purposes.

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTIPRIO, OTIVIDEX, OTO-311, OTO-313 and OTO-413 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements as follows (in thousands):

Development	$1,500
Regulatory	10,275
Commercialization	1,000
Total	$12,775

Under one of these agreements, the Company has achieved seven development milestones and one regulatory milestone, totaling $2.9 million, related to its clinical trials for OTIPRIO, OTIVIDEX, OTO-311 and OTO-413.

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2019, the Company has not entered into any sublicense agreements for the licensed technologies.

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2019	2018	2017
License and other fees	$—	$—	$—
Milestone fees	100	—	—
Total license and related fees	$100	$—	$—

Other Royalty Arrangements

The Company entered into an agreement related to OTIPRIO under which the Company is obligated to pay royalties of less than one percent on net product sales of OTIPRIO. The royalties are recorded as selling, general and administrative expense. The royalties are payable until the later of: (i) the expiration of the last to expire patent owned by the Company in such country covering OTIPRIO; or (ii) 10 years after the first commercial sale of OTIPRIO after receipt of regulatory approval for OTIPRIO in such country.

In October 2014, the Company entered into an exclusive license agreement with Ipsen that enables the Company to use clinical and nonclinical gacyclidine data generated by Ipsen to support worldwide development and regulatory filings for OTO-313. Under this license agreement, the Company is obligated to pay Ipsen low single-digit royalties on annual net sales of OTO-313 by the Company or its affiliates or sublicensees, up to a maximum cumulative royalty totaling $10.0 million.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2019 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2019, the minimum interest rate).

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.6 million for the year ended December 31, 2019. Accrued interest, included in accounts payable, was $0.1 million as of December 31, 2019. The outstanding Term Loan balance was $15.0 million as of December 31, 2019, inclusive of accretion of the final payment and net unamortized debt discount.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of December 31, 2019 for the next five fiscal years were as follows:

2020	$—
2021	4,714
2022	5,143
2023	5,743
2024	—
Subtotal	15,600
Unamortized discount	(633)
Total long-term debt, net	$14,967

8. Leases

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

On March 31, 2019, the Company entered into a lease for certain equipment with an initial term of 24 months, which includes a purchase option at the end of the lease term based upon the then fair market value of the equipment. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The Company evaluated the lease in accordance with ASC 842 and recorded this lease as an operating lease in the balance sheets.

The ROU assets associated with all the Company’s operating leases are recognized in the balance sheets. Rent expense was $3.1 million, $3.1 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Finance Leases

On March 31, 2019, the Company entered into a lease for certain computer equipment with an initial term of 24 months, which includes an option to purchase the equipment at the end of the lease term that is expected to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The associated ROU asset is recognized within property and equipment, net in the balance sheets and is being amortized over three years in accordance with the Company’s standard depreciation and amortization policies.

December 31, 2019
Lease expenses:
Operating lease expenses	$3,137
Variable lease expenses	942
Total lease expenses	$4,079

December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$81
Finance leases	$134
Weighted-average remaining lease term:
Operating leases	7.7 years
Finance leases	1.3 years
Weighted-average remaining discount rate:
Operating leases	10.0%
Finance leases	9.2%

Lease Maturities:
	Operating Leases	Finance Leases	Total
2020	$3,231	$74	$3,305
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
Thereafter	10,284	—	10,284
Total minimum lease payments	27,064	92	27,156
Imputed interest	(8,529)	(5)	(8,534)
Total	18,535	87	18,622
Less: leases, current	(3,229)	(73)	(3,302)
Leases, net of current	$15,306	$14	$15,320

9. Fair Value

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

As of December 31, 2019 and 2018, the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2019:
Assets
Money market funds	$22,121	$22,121	$—	$—
U.S. Treasury securities	35,476	35,476	—	—
Total	$57,597	$57,597	$—	$—

December 31, 2018:
Assets
Money market funds	$17,159	$17,159	$—	$—
U.S. Treasury securities	63,651	63,651	—	—
Total	$80,810	$80,810	$—	$—

10. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2019	2018
Common stock options issued and outstanding	7,495,129	5,019,964
Common stock options available for future grant	3,548,214	4,492,021
Common stock reserved for issuance under ESPP	1,977,215	1,642,821
Total common stock reserved for future issuance	13,020,558	11,154,806

11. Stock-Based Compensation and Equity Plans

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

The 2014 Plan permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Options granted under the 2014 Plan are generally scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a share of the common stock as of the date of grant.

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2020, the number of shares available for future issuance was increased by 1,540,710 shares so that the total available for future issuance as of January 1, 2020 was 5,088,924 shares.

As of December 31, 2019, 3,548,214 options were available for grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2019 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	5,020	$5.62
Granted	2,656	$2.08
Exercised	(3)	$1.76
Forfeited	(178)	$3.19
Outstanding as of December 31, 2019	7,495	$4.43	7.1	$6,279
Options vested and expected to vest as of December 31, 2019	7,495	$4.43	7.1	$6,279
Options exercisable as of December 31, 2019	3,912	$5.62	5.7	$1,782

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per share of options granted during the period	$1.64	$4.36	$9.14
Cash received from options exercised during the period	5	32	448
Intrinsic value of options exercised during the period	2	76	623

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

Option Exchange

On December 20, 2017, the Company commenced an option exchange program (Option Exchange) which allowed eligible employees to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $12.00 per share, for new stock options.  Non-employee members of the Company’s board of directors were not eligible to participate in the Option Exchange. The Option Exchange expired on January 19, 2018.  The closing price of the Company’s common stock on that date was $5.675 per share.

Pursuant to the terms and conditions of the Option Exchange, the Company accepted for exchange Eligible Options to purchase a total of 1,992,000 shares of the Company’s common stock, representing approximately 81.51% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled effective as of the expiration of the Option Exchange and in exchange on January 19, 2018, the Company granted new options to purchase an aggregate of 1,570,328 shares of the Company’s common stock with an exercise price of $5.675 per share pursuant to the terms of the Option Exchange and the 2014 Plan.

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

The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2020, the number of shares available for future issuance was increased by 462,213 shares so that the total available for future issuance as of January 1, 2020 was 2,439,428 shares.

As of December 31, 2019, the Company had issued 457,831 shares of common stock under the ESPP and had 1,977,215 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2019	2018	2017
Stock Options:
Risk-free interest rate	2.5%	2.6%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	98.1%	100.6%	69.8%
Expected term (in years)	6.1	5.4	6.1
Employee Stock Purchase Plan:
Risk-free interest rate	2.0%	2.6%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.5%	116.0%	106.6%
Expected term (in years)	1.3	1.3	1.2

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

Total non-cash stock-based compensation expense recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of product sales	$12	$12	$20
Research and development	2,085	4,447	3,763
Selling, general and administrative	2,793	7,955	9,878
Total stock-based compensation	$4,890	$12,414	$13,661

As of December 31, 2019, unrecognized compensation cost related to stock options was $7.5 million which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of December 31, 2019, unrecognized compensation cost related to ESPP rights was $0.1 million which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

12. Collaboration Agreements

Co-Promotion Agreements

The Company entered into a co-promotion agreement with Mission Pharmacal Company (Mission) in August 2018 and with Glenmark Therapeutics Inc., USA (Glenmark) in April 2019 (each, a Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed the Company of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In September 2019, the Company reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed the Company of its non-renewal of the co-promotion agreement.

The Co-Promotion Agreements are within the scope of ASC 808, as the parties were active participants and exposed to the risks and rewards of the collaborative activity. Mission and Glenmark (each, a Partner) made non-refundable, non-creditable payments to the Company as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, each Partner reimbursed the Company for a proportion of product support expenses. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Each Partner agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, each Partner was entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit has been recognized as selling, general and administrative expense in the Company’s statements of operations. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company retained and continues to retain all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications.

The Company does not consider performing product support services for its Partners to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods in which they occurred. For the years ended December 31, 2019 and 2018, the Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $2.6 million and $0.6 million, respectively.

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction beta 2 gene (GJB2). Under the collaboration agreement, the Company and AGTC will equally share the program costs and any revenue or other proceeds related to the program. As of December 31, 2019, the Company had no amounts payable to or receivable from AGTC.

13. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a preliminary IRC Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2019 and does not believe there to have been an ownership change during the year then ended. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$78,768	$67,574
Research and development credits	8,920	7,963
Depreciation and amortization	12,608	15,376
Accrued expenses	381	623
Lease liabilities	4,349	—
Deferred rent	—	742
Stock compensation	4,395	6,349
Other, net	181	514
Total deferred tax assets	109,602	99,141
Less: valuation allowance	(105,990)	(99,141)
Total deferred tax assets, net of valuation allowance	3,612	—
Deferred tax liability:
Right-of-use assets	(3,612)	—
Total deferred tax liability	(3,612)	—
Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s net deferred tax assets, as it is more likely than not that such net assets will not be realized. A valuation allowance of approximately $106.0 million and $99.1 million has been established as of December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $337.4 million net of IRC Section 382 limitations and $131.7 million, respectively. Of the federal net operating loss carryforwards, approximately $96.8 million were generated after January 1, 2018, and therefore do not expire. Federal net operating losses that occur after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017 (the TCJA). The remaining federal and state net operating loss carryforwards will begin to expire in 2030, unless previously utilized. As of December 31, 2019, the Company also had federal and California research and development credit carryforwards of approximately $10.9 million net of IRC Section 383 limitations and $5.0 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030, unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2019	2018	2017
Federal statutory rate	$(9,382)	$(10,578)	$(30,645)
State tax (net of federal benefit)	299	(4,383)	(462)
Permanent items, other	189	(2,092)	1,376
Stock compensation	2,470	2,570	1,720
Other adjustments	523	—	—
Rate change	—	—	45,421
Research and development credits	(1,595)	(2,308)	(1,830)
Uncertain tax positions	638	907	732
Change in valuation allowance	6,858	15,884	(16,312)
Provision for income taxes	$0	$0	$0

The TCJA was enacted on December 22, 2017. The TCJA amended the IRC to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduced the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction became effective on January 1, 2018.

The Company remeasured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, the Company reduced its deferred tax asset balance as of December 31, 2017 by $44.5 million. Due to the Company’s full valuation allowance position as of December 31, 2017, the Company also reduced its valuation allowance by the same amount.

Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company made reasonable estimates of the effects, and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Department of the Treasury, the Internal Revenue Service (IRS), and other standard-setting bodies, it made adjustments, over the course of 2018, to the provisional amounts including refinements to deferred taxes. The accounting for the tax effects of the TCJA was completed as of December 31, 2018.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$10,052	$9,098	$8,391
Adjustments related to prior year tax positions	(80)	242	—
Increases related to current year tax positions	767	712	798
Decreases for tax positions from prior years	—	—	(91)
	$10,739	$10,052	$9,098

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of December 31, 2019 and 2018 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2019, 2018 and 2017.

Due to the valuation allowance recorded against the Company’s net deferred tax assets, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Otonomy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Otonomy, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Otonomy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Otonomy, Inc. as of December 31, 2019 and 2018 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2020

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

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

(3) Exhibits:

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-197365	3.4	8/1/2014

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1	333-197365	4.2	7/28/2014

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-197365	10.1	8/1/2014

10.2+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-197365	10.2	8/1/2014

10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-197365	10.3	8/1/2014

10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1	333-197365	10.4	8/1/2014

10.5+	Executive Incentive Compensation Plan.	S-1	333-197365	10.5	7/28/2014

10.6+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D., dated July 30, 2014.	S-1	333-197365	10.6	8/1/2014

10.7+	Executive Employment Agreement between the Registrant and Paul E. Cayer, dated July 31, 2014.	S-1	333-197365	10.7	8/1/2014

10.8+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II, dated July 31, 2014.	S-1	333-197365	10.9	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Kathie Bishop, Ph.D., dated January 4, 2017.	10-Q	001-36591	10.1	5/4/2017

10.10#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

10.11#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.12	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

10.13	Loan and Security Agreement among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	1/3/2019

10.14	Sales Agreement, dated as of August 1, 2019, between the Registrant and Cowen and Company, LLC.	8-K	001-36591	1.1	8/1/2019

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney, incorporated by reference to the signature page hereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 27, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	February 27, 2020

/s/ James Breitmeyer James Breitmeyer, M.D., Ph.D.	Director	February 27, 2020

/s/ Vickie Capps Vickie Capps	Director	February 27, 2020

/s/ Iain McGill Iain McGill	Director	February 27, 2020

/s/ Heather Preston Heather Preston, M.D.	Director	February 27, 2020

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	February 27, 2020