Form 10-Q
period 2020-03-31
OTONOMY, INC.
filed 2020-05-07
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 4, 2020 was 30,867,961.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,038	$25,194
Short-term investments	17,568	35,476
Prepaid and other current assets	2,199	2,480
Total current assets	50,805	63,150
Restricted cash	702	701
Property and equipment, net	3,413	3,702
Right-of-use assets	15,131	15,465
Total assets	$70,051	$83,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897	$1,161
Accrued expenses	4,512	5,442
Accrued compensation	1,429	2,593
Long-term debt, current	1,286	—
Leases, current	3,308	3,302
Total current liabilities	11,432	12,498
Long-term debt, net of current	13,731	14,967
Leases, net of current	14,951	15,320
Total liabilities	40,114	42,785
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 30,814,211 shares issued and outstanding at March 31, 2020 and December 31, 2019	31	31
Additional paid-in capital	501,498	500,084
Accumulated other comprehensive income	64	11
Accumulated deficit	(471,656)	(459,893)
Total stockholders’ equity	29,937	40,233
Total liabilities and stockholders’ equity	$70,051	$83,018

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Product sales, net	$160	$192
Costs and operating expenses:
Cost of product sales	214	213
Research and development	7,672	8,795
Selling, general and administrative	3,836	3,278
Total costs and operating expenses	11,722	12,286
Loss from operations	(11,562)	(12,094)
Other income (expense)
Interest income	193	501
Interest expense	(394)	(391)
Net loss	$(11,763)	$(11,984)

Net loss per share, basic and diluted	$(0.38)	$(0.39)
Weighted-average shares used to compute net loss per share, basic and diluted	30,814,211	30,658,412

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net loss	$(11,763)	$(11,984)
Other comprehensive income:
Unrealized gain on available for sale securities	53	40
Comprehensive loss	$(11,710)	$(11,944)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Stock-based compensation expense (unaudited)	—	—	1,414	—	—	1,414
Net loss (unaudited)	—	—	—	—	(11,763)	(11,763)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	53	—	53
Balance at March 31, 2020 (unaudited)	30,814,211	$31	$501,498	$64	$(471,656)	$29,937

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Stock-based compensation expense (unaudited)	—	—	1,496	—	—	1,496
Net loss (unaudited)	—	—	—	—	(11,984)	(11,984)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	40	—	40
Balance at March 31, 2019 (unaudited)	30,685,412	$31	$496,443	$17	$(427,202)	$69,289

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,763)	$(11,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	286	276
Stock-based compensation	1,414	1,496
Accretion of discounts on short-term investments	(35)	(217)
Amortization of debt discount	50	44
Changes in operating assets and liabilities:
Prepaid and other assets	281	678
Accounts payable	(264)	123
Accrued expenses	(917)	462
Accrued compensation	(1,164)	(1,392)
Right-of-use assets and lease liabilities, net	(29)	10
Net cash used in operating activities	(12,141)	(10,504)
Cash flows from investing activities:
Purchases of short-term investments	(3,004)	(32,763)
Maturities of short-term investments	21,000	26,000
Purchases of property and equipment	(10)	(36)
Net cash provided by (used in) investing activities	17,986	(6,799)
Cash flows from financing activities:
Payments of debt issuance costs	—	(52)
Net cash used in financing activities	—	(52)
Net change in cash, cash equivalents and restricted cash	5,845	(17,355)
Cash, cash equivalents and restricted cash at beginning of period	25,895	34,329
Cash, cash equivalents and restricted cash at end of period	$31,740	$16,974

Cash and cash equivalents at end of period	$31,038	$16,276
Restricted cash at end of period	702	698
Cash, cash equivalents and restricted cash at end of period	$31,740	$16,974

Supplemental cash flow disclosures
Cash paid for interest	$341	$347

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$63	$—

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that has recently completed enrollment of tinnitus patients in a Phase 1/2 clinical trial. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy, an underlying cause of hearing loss, that is enrolling hearing loss patients in a Phase 1/2 clinical trial. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX). In October 2019, the Company entered into a collaboration with Applied Genetic Technologies Corporation (AGTC), to co-develop and co-commercialize a gene therapy to restore hearing in patients with congenital hearing loss.

In addition, the Company developed, received United States Food and Drug Administration (FDA) approval and commercially launched OTIPRIO for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE).

Liquidity and Financial Condition

The Company follows Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2020, the Company had cash, cash equivalents and short-term investments of $48.6 million and an accumulated deficit of $471.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. The Company intends to seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all.  If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.  The Company believes that its existing cash, cash equivalents and short-term investments that include proceeds from its long-term debt will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2020. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Risks and Uncertainties Related to COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic could pose significant risks to the Company’s business; however, the ultimate impact of the pandemic is highly uncertain. The Company does not yet know the full extent of potential delays or impacts on its business, its preclinical programs and clinical trials, healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on the Company’s financial condition, liquidity and future results of operations.

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

Recently Adopted

Effective January 1, 2020, the Company early adopted ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, other comprehensive income).

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 is effective for the Company beginning January 1, 2020. There is no cumulative effect to be recognized in connection with the early adoption of ASU 2019-12 and the adoption did not have a material impact on the Company’s financial statements or disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $28.4 million and $22.1 million as of March 31, 2020 and December 31, 2019 respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
March 31, 2020:
U.S. Treasury securities	$17,504	$64	$—	$17,568
	$17,504	$64	$—	$17,568
December 31, 2019:
U.S. Treasury securities	$35,465	$16	$(5)	$35,476
	$35,465	$16	$(5)	$35,476

As of March 31, 2020, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2020. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid clinical trial costs	$147	$209
Other	2,052	2,271
Total	$2,199	$2,480

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are stated at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events indicate that the carrying amount of such assets may not be recoverable. No such impairment was recorded during the three months ended March 31, 2020 and 2019.

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$4,179	$4,179
Manufacturing equipment	1,116	1,111
Computer equipment and software	935	943
Leasehold improvements	768	768
Office furniture	1,548	1,548
	8,546	8,549
Less: accumulated depreciation	(5,133)	(4,847)
Total	$3,413	$3,702

Accrued Expenses

The Company estimates expenses resulting from its obligations under contracts with vendors, contract research organizations (CROs) and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.

The Company records clinical trial expenses in the period in which services are performed and efforts are expended. The Company accrues for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company estimates accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, the Company may adjust its clinical accruals if actual results differ from its estimates.

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical trial costs	$3,037	$3,443
Accrued other	1,475	1,999
Total	$4,512	$5,442

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2020, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of March 31, 2020 and December 31, 2019 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2020:
Assets
Money market funds	$28,355	$28,355	$—	$—
U.S. Treasury securities	17,568	17,568	—	—
	$45,923	$45,923	$—	$—
December 31, 2019:
Assets
Money market funds	$22,121	$22,121	$—	$—
U.S. Treasury securities	35,476	35,476	—	—
	$57,597	$57,597	$—	$—

7. Leases

Operating Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases (ASC 842), using the modified retrospective approach for leases existing as of the period of adoption. The Company utilized the available practical expedients, allowing it to, among other things, carry forward its historical assessment of whether existing agreements are or contain a lease and the classification of existing lease agreements. The right-of-use (ROU) assets associated with all the Company’s operating leases are recognized in the condensed balance sheets.

The Company has existing operating leases for certain office equipment and its facility with initial terms ranging from 48 months to 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under the facility lease.

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

Finance Leases

On March 31, 2019, the Company entered into a lease for certain computer equipment with an initial term of 24 months, which includes an option to purchase the equipment at the end of the lease term that is expected to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The associated ROU asset is recognized within property and equipment, net in the condensed balance sheets and is being amortized over three years in accordance with the Company’s standard depreciation and amortization policies.

	Three Months Ended March 31,
Lease expenses:	2020	2019
Operating lease expenses	$784	$784
Variable lease expenses	145	307
Total lease expenses	$929	$1,091

March 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29
Weighted-average remaining lease term:
Operating leases	7.5 years
Finance leases	1.0 years
Weighted-average remaining discount rate:
Operating leases	10.0%
Finance leases	9.2%

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2020	$2,423	$56	$2,479
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
2025	3,642	—	3,642
Thereafter	6,642	—	6,642
Total minimum lease payments	26,256	74	26,330
Imputed interest	(8,067)	(4)	(8,071)
Total	18,189	70	18,259
Less: leases, current	(3,238)	(70)	(3,308)
Leases, net of current	$14,951	$-	$14,951

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million for the three months ended March 31, 2020 and 2019. Accrued interest, included in accounts payable, was $0.1 million as of March 31, 2020 and December 31, 2019. The outstanding Term Loan balance was $15.0 million as of March 31, 2020 and December 31, 2019, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2020	2019
Common stock options issued and outstanding	10,052,847	7,495,129
Common stock options available for future grant	2,531,206	3,548,214
Common stock reserved for issuance under ESPP	2,439,428	1,977,215
Total common stock reserved for future issuance	15,023,481	13,020,558

Net Loss Per Share

As of March 31, 2020 and 2019, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 10,052,847 and 7,346,935 shares of the Company’s common stock, respectively.

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

The following table summarizes stock option activity for the three months ended March 31, 2020 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	7,495	$4.43
Granted	2,850	$3.51
Exercised	—	$—
Forfeited	(292)	$3.50
Outstanding as of March 31, 2020	10,053	$4.19

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of product sales	$5	$3
Research and development	568	659
Selling, general and administrative	841	834
Total stock-based compensation	$1,414	$1,496

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction beta 2 gene (GJB2). Under the collaboration agreement, the Company and AGTC will equally share the program costs and any revenue or other proceeds related to the program. For the three months ended March 31, 2020, the Company recognized research and development expenses related to the AGTC collaboration of $0.1 million.

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

The Co-Promotion Agreements are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), as the parties were active participants and exposed to the risks and rewards of the collaborative activity. Mission and Glenmark (each, a Partner) made non-refundable, non-creditable payments to the Company as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, each Partner reimbursed the Company for a proportion of product support expenses. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Each Partner agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, each Partner was entitled to receive a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit has been recognized as selling, general and administrative expense in the Company’s condensed statements of operations. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company retained and continues to retain all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications.

The Company does not consider performing product support services for its Partners to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods in which they occurred. For the three months ended March 31, 2020 and 2019, the Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $0.0 million and $0.4 million.

12. Subsequent Events

On April 10, 2020 the Company obtained an unsecured $1.1 million loan through JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the PPP Loan) pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act.  The PPP Loan bore an interest rate of 0.98% and notionally matured two years from the date of issuance.  Following the issuance of new, retroactive guidance on the program from the Small Business Administration on April 23, 2020, the Company repaid the PPP Loan and accrued interest in full.

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

Forward-looking statements include, but are not limited to, statements about:

•

our expectations regarding our clinical development of OTIVIDEX, including availability of top-line results from the ongoing Phase 3 trial and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•	our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 1/2 clinical trial in tinnitus patients;
•	our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 1/2 clinical trial in hearing loss patients;
•	our expectations regarding the potential impacts on our business, preclinical programs and clinical trials due to the novel coronavirus (COVID-19) pandemic;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our expectations regarding our strategic collaboration with AGTC to develop and commercialize a gene therapy for congenital hearing loss;
•	our expectations regarding our OTIPRIO co-promotion partnerships;
•	the potential for commercialization of our product candidates, if approved;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the clinical, regulatory and commercial success of OTIVIDEX and advancement of additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, products and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, in this report.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and has been utilized to develop a pipeline of product candidates including OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus, and OTO-413 for hearing loss that are in ongoing clinical trials. We are currently assessing the impact of the COVID-19 pandemic on these clinical trials including the impact on new patient enrollment for the OTIVIDEX and OTO-413 trials. We have suspended our guidance regarding timing for availability of trial results. The COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our clinical development plans and timelines and other operations.

OTIVIDEX is a steroid in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease, and we are currently enrolling such trial.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. We have successfully completed the initial safety cohort of a Phase 1/2 clinical trial for OTO-313 and recently completed enrollment of tinnitus patients in the exploratory efficacy study cohort.

OTO-413 is a sustained exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. In April 2020, we announced that we successfully completed several dose cohorts of an ascending single dose Phase 1/2 safety and exploratory efficacy trial in patients with speech-in-noise hearing difficulty and temporarily paused new patient enrollment related to COVID-19. We have resumed new patient enrollment in this trial.

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

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $48.6 million and a long-term debt balance of $15.0 million.

We have never been profitable, and as of March 31, 2020, we had an accumulated deficit of $471.7 million. Our net losses were $11.8 million and $12.0 million for the three months ended March 31, 2020 and 2019, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We believe that our existing cash, cash equivalents and short-term investments that include proceeds from our long-term debt will be sufficient to fund our operations for a period of at least twelve months from the date of this report. We intend to seek additional funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

The COVID-19 pandemic may pose significant risks to our business; however, the ultimate impact of the pandemic is highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our preclinical programs and clinical trials, healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity and future results of operations.

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

Research and development expenses

Our research and development expenses primarily consist of costs associated with the nonclinical and clinical development of our product candidates.

Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•

external development expenses incurred under arrangements with third parties, such as fees paid to CROs in connection with nonclinical studies and clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to consultants;

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for our current product candidates:

	Three Months Ended March 31,
	2020	2019
Third-party development costs:
OTIVIDEX	$1,606	$1,937
OTO-313	608	558
OTO-413	716	1,772
Total third-party development costs	2,930	4,267
Other unallocated internal research and development costs	4,742	4,528
Total research and development costs	$7,672	$8,795

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

The costs of clinical trials may vary significantly over the life of a program owing to the following:

•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	changes in regulatory requirements for clinical trials;

•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	the impacts of COVID-19.

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

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Clinical Trial Expense Accruals

We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Research and development	$7,672	$8,795	$(1,123)
Selling, general and administrative	3,836	3,278	558

Research and development expenses. The decrease of $1.1 million in research and development expenses resulted from a number of activities including: (i) a decrease of $1.1 million in development costs for our OTO-413 hearing loss program; (ii) a decrease of $0.3 million in OTIVIDEX clinical trial and development costs; (iii) partially offset by an increase of $0.3 million in personnel costs.

Selling, general and administrative expenses. The increase of $0.6 million in selling, general and administrative expenses was primarily related to an increase of $0.4 million in professional services due to the discontinuation of OTIPRIO cost reimbursement received from our co-promotion partners following termination of those agreements in 2019 and an increase of $0.2 million in other operating expenses.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $471.7 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $48.6 million and a long-term debt balance of $15.0 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,141)	$(10,504)
Investing activities	17,986	(6,799)
Financing activities	—	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,845	$(17,355)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $12.1 million during the three months ended March 31, 2020 compared to $10.5 million, for the prior year period. The $1.6 million increase in the utilization of cash was primarily due to a decrease in accrued expenses compared to an increase in the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $18.0 million during the three months ended March 31, 2020 compared to net cash used in investing activities of $6.8 million during the prior year period. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments used to fund operations.

Financing activities. The primary source of net cash provided by financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

No cash was provided by or used in financing activities during the three months ended March 31, 2020, compared to net cash used in financing activities of $0.1 million during the prior year period related to payments of debt issuance costs.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through March 31, 2020, we have not sold any shares under the Sales Agreement.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period can be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.0 million as of March 31, 2020.

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

We believe that our existing cash, cash equivalents and short-term investments that include proceeds from our long-term debt will be sufficient to fund our operations for a period of at least twelve months from the date of this report. We intend to seek additional funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

•	our need to expand our development activities, including our need and ability to hire and adequately compensate additional employees;
•	the potential impacts of the COVID-19 pandemic;
•	the costs associated with being a public company;
•	the effect of competing technological and market developments; and
•	the cost of litigation, including potential patent litigation.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $11.8 million and $12.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $471.7 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $48.6 million and a long-term debt balance of $15.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our sales and marketing, manufacturing or distribution capabilities or other activities that may be necessary to commercialize our product or product candidates, nonclinical studies, clinical trials or other development activities.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of March 31, 2020, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, could materially and adversely affect our business, operations and financial condition.

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, could significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facility, the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities affected has disrupted and could delay our ongoing clinical trials, and could disrupt and delay our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for preclinical testing and clinical trials and adversely impact our business, financial condition or operating results.

For example, the state of California, where our corporate offices are located, has issued orders for all residents to remain at home, except as needed for essential activities as a result of the COVID-19 pandemic and we have had to implement work from home policies that may continue for an indefinite period. We have taken steps to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.  We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned, and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

We have clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic.  The enrollment of new patients in our OTIVIDEX trial is being managed on a site-by-site basis according to local conditions.  We temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 but have resumed enrollment on a site-by-site basis. Thus, in light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we suspended our guidance for the timing of trial results until we better understand the timeline for each study. In addition, we have made and we (and our CROs) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in March 2020 and updated in April 2020.

Third-party manufacturers which we use for the supply of materials for our product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19.  Although we expect no material impact on the clinical supply of our product candidates for our current clinical trials, should our third-party manufacturers experience extended disruptions, we could experience delays in future trials.

Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay the development of our product candidates.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results.

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

OTIVIDEX is subject to the risks associated with completing such pivotal trial and any future clinical trials required for registration, including risks associated with:

•	the successful and timely implementation, enrollment and completion of such clinical trials of OTIVIDEX;
•	the potential impacts of the COVID-19 pandemic;
•	the use and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in such clinical trials;
•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA; and
•	the ability to submit a New Drug Application (NDA) for regulatory approval to the FDA.

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

There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our proposed initial indication for OTIVIDEX is the treatment of vertigo associated with Ménière’s disease. Currently, Ménière’s disease patients are routinely prescribed a low-salt diet and off-label use of diuretics. Physicians may also prescribe the off-label use of antihistamines, anticholinergics, phenothiazines and benzodiazepines as well as corticosteroids. Our proposed indication for OTO-313 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. Our target indication for OTO-413 is the treatment of speech-in-noise hearing difficulties. A subset of patients with this condition are currently treated with hearing aids. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting products by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and AOE, or to elect to utilize OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus or OTO-413 for speech-in-noise hearing difficulties, rather than other products or treatments, may be influenced by a number of factors, including:

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

Patient enrollment is a significant factor in the timing of clinical trials. We may not be able to initiate or continue clinical trials for our product candidates on a timely basis if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment is affected by many factors, including the size and nature of the patient population, the proximity of and access by patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating, and factors, including quarantine restrictions, due to the COVID-19 pandemic.

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

The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the requested indication;
•	the FDA’s disagreement with our trial protocol or the interpretation and analysis of data from nonclinical studies or clinical trials;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;
•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s determination that additional nonclinical or clinical trials are required;
•	the FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;
•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract, or our inability to manufacture our product candidates pursuant to cGMP; or
•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

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

Our product or product candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our product or product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval for our product candidates or market our product or product candidates, if approved. Side effects such as toxicity or other safety issues associated with the use of our product or product candidates could affect patient recruitment or the ability of enrolled subjects to complete the trial, require us to perform additional studies, or halt development or sale of our product or product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional nonclinical or clinical trials regarding the safety and efficacy of our product or product candidates which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance (including compliance with current good manufacturing practices (cGMPs)), the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OTIPRIO or our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product or our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for our product or our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or other comparable foreign regulatory authorities. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or to have pricing set at a satisfactory level. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability.

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
•

new requirements to report annually certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

The U.S. government could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

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

Although a substantial amount of our efforts are focused on the development and regulatory approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize additional product candidates for the treatment of neurotology disorders. We are seeking to do so through our internal research programs and may explore strategic collaborations with third parties for the development or acquisition of new product candidates or products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified or successfully developed.

Our internal computer systems, or those of our CROs or other contractors or consultants, or our partners, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendors, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach (whether to our systems or to our CROs or other contractors, consultants, or partners) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, proprietary, or other protected information, we could incur liability and penalties and the development and commercialization of our product candidates could be delayed.

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

Recent events, including the United Kingdom’s (UK) 2016 vote in favor of exiting the European Union (EU), or “Brexit,” and the UK’s withdrawal, and similar geopolitical developments or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States, and we conduct some of our clinical trials outside the United States. Accordingly, our ability to operate our business and our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in non-U.S. economies and markets;
•	differing and changing regulatory or legal requirements in non-U.S. countries;
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

In addition, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the pharmaceutical industry. The AIA introduced procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future, including challenges to those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of Otonomy’s patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals, consultants and independent contractors who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential or proprietary information of these third parties or their former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants, independent contractors or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

Additionally, state and federal authorities have aggressively targeted medical technology and pharmaceutical companies for, among other things, alleged violations of these healthcare fraud and abuse statutes, based on, for example, improper research or consulting contracts and other services agreements with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, also imposes certain obligations, including mandatory contractual terms, on certain types of people and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR). The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Guidance, interpretation and application under the GDPR are still developing and may change over time. Failure to comply with the GDPR and the applicable national data protection laws of the EU member states may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we control and/or process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

Since the approval of OTIPRIO, our operations have been subject to the federal transparency requirements under the federal Physician Payment Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, as defined by law, and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.  Additionally, in 2018 the “Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act” was enacted which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021.

If any of our business activities, including but not limited to our relationships with healthcare providers or payors, violate any of the aforementioned laws and analogous state and foreign laws and regulations that may apply to pharmaceutical business practices, we may be subject to administrative, civil and/or criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;
•	results from or delays in clinical trials of our product candidates or product candidates of companies that are perceived to be similar to us;
•	announcements of regulatory approval or disapproval of our product candidates;
•	commercialization of our products;
•	FDA or other regulatory actions affecting us or our industry;
•	introductions and announcements of new products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•	our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;
•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•	general economic, industry and market conditions;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	expiration or termination of our potential relationships with strategic partners;
•	limited trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

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

As of March 31, 2020, certain holders of approximately 4,192,638 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of March 31, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 32.8% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $337.4 million and $131.7 million, respectively. Of the federal NOLs, approximately $96.8 million were generated after January 1, 2018, and therefore do not expire. Our federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in tax years beginning after December 31, 2020 will be limited to 80% of taxable income in such years. As of December 31, 2019, we had federal and California research and development tax credit carryforwards of approximately $10.9 million and $5.0 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The enactment of tax reform policies could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

As a public company in the United States, we are required, pursuant to the Sarbanes-Oxley Act, to maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to provide an annual management report on the effectiveness of our disclosure controls and procedures over financial reporting. We need to disclose any material weaknesses identified by our management in our internal control over financial reporting, and at any time when we are not a non-accelerated filer, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our current controls, and any new controls that we develop may become inadequate because of changes in conditions in our business or the degree of compliance with these policies or procedures may deteriorate and significant deficiencies or material weaknesses in our internal control over financial reporting may be discovered. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, may provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial information and operating results, which could result in a negative market reaction and effect on the trading price of our common stock.

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

OTONOMY, INC.

Date: May 7, 2020	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 7, 2020	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer