Form 10-Q
period 2020-06-30
OTONOMY, INC.
filed 2020-08-04
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 30, 2020 was 48,227,421.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,045	$25,194
Short-term investments	9,021	35,476
Prepaid and other current assets	1,531	2,480
Total current assets	42,597	63,150
Restricted cash	702	701
Property and equipment, net	3,142	3,702
Right-of-use assets	14,787	15,465
Total assets	$61,228	$83,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$665	$1,161
Accrued expenses	5,149	5,442
Accrued compensation	2,210	2,593
Leases, current	3,292	3,302
Total current liabilities	11,316	12,498
Long-term debt, net	15,069	14,967
Leases, net of current	14,594	15,320
Total liabilities	40,979	42,785
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 30,951,421 and 30,814,211 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	503,311	500,084
Accumulated other comprehensive income	17	11
Accumulated deficit	(483,110)	(459,893)
Total stockholders’ equity	20,249	40,233
Total liabilities and stockholders’ equity	$61,228	$83,018

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Product sales, net	$10	$190	$170	$382
Costs and operating expenses:
Cost of product sales	511	203	725	416
Research and development	6,935	8,919	14,607	17,714
Selling, general and administrative	3,684	2,884	7,520	6,162
Total costs and operating expenses	11,130	12,006	22,852	24,292
Loss from operations	(11,120)	(11,816)	(22,682)	(23,910)
Other income (expense)
Interest income	61	489	254	990
Interest expense	(395)	(400)	(789)	(791)
Net loss	$(11,454)	$(11,727)	$(23,217)	$(23,711)

Net loss per share, basic and diluted	$(0.37)	$(0.38)	$(0.75)	$(0.77)
Weighted-average shares used to compute net loss per share, basic and diluted	30,873,488	30,703,411	30,843,850	30,694,461

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Net loss	$(11,454)	$(11,727)	$(23,217)	$(23,711)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(47)	56	6	96
Comprehensive loss	$(11,501)	$(11,671)	$(23,211)	$(23,615)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2020 (unaudited)	30,814,211	$31	$501,498	$64	$(471,656)	$29,937
Issuance of common stock upon exercise of stock options (unaudited)	71,713	—	149	—	—	149
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	1,537	—	—	1,537
Net loss (unaudited)	—	—	—	—	(11,454)	(11,454)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(47)	—	(47)
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2019 (unaudited)	30,685,412	$31	$496,443	$17	$(427,202)	$69,289
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	1,255	—	—	1,255
Net loss (unaudited)	—	—	—	—	(11,727)	(11,727)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	56	—	56
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Issuance of common stock upon exercise of stock options (unaudited)	71,713	—	149	—	—	149
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	2,951	—	—	2,951
Net loss (unaudited)	—	—	—	—	(23,217)	(23,217)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	6	—	6
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	2,751	—	—	2,751
Net loss (unaudited)	—	—	—	—	(23,711)	(23,711)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	96	—	96
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(23,217)	$(23,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	569	565
Stock-based compensation	2,951	2,751
Accretion of discounts on short-term investments	(35)	(448)
Amortization of debt discount	102	91
Changes in operating assets and liabilities:
Prepaid and other assets	949	1,220
Accounts payable	(491)	837
Accrued expenses	(267)	289
Accrued compensation	(383)	(903)
Right-of-use assets and lease liabilities, net	(58)	19
Net cash used in operating activities	(19,880)	(19,290)
Cash flows from investing activities:
Purchases of short-term investments	(3,004)	(54,114)
Maturities of short-term investments	29,500	52,000
Purchases of property and equipment	(40)	(153)
Net cash provided by (used in) investing activities	26,456	(2,267)
Cash flows from financing activities:
Proceeds from short-term debt	1,126	—
Principal payments on short-term debt	(1,126)	—
Proceeds from exercise of stock options	149	—
Proceeds from issuance of common stock	127	121
Payments of debt issuance costs	—	(52)
Net cash provided by financing activities	276	69
Net change in cash, cash equivalents and restricted cash	6,852	(21,488)
Cash, cash equivalents and restricted cash at beginning of period	25,895	34,329
Cash, cash equivalents and restricted cash at end of period	$32,747	$12,841

Cash and cash equivalents at end of period	$32,045	$12,142
Restricted cash at end of period	702	699
Cash, cash equivalents and restricted cash at end of period	$32,747	$12,841

Supplemental cash flow disclosures
Cash paid for interest	$683	$698

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$44	$63

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial currently enrolling patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that has recently completed a Phase 1/2 clinical trial in tinnitus patients with positive top-line results. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy, an underlying cause of hearing loss, that is enrolling hearing loss patients in a Phase 1/2 clinical trial. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX). In October 2019, the Company entered into a collaboration with Applied Genetic Technologies Corporation (AGTC), to co-develop and co-commercialize a gene therapy to restore hearing in patients with hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene.

In addition, the Company developed, received United States Food and Drug Administration (FDA) approval and commercially launched OTIPRIO for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In June 2020, the Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States.

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

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2020, the Company had cash, cash equivalents and short-term investments of $41.1 million, outstanding debt of $15.1 million and an accumulated deficit of $483.1 million. In July 2020, the Company sold in a public offering 17,275,000 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and pre-funded warrants to purchase 4,000,000 shares of its common stock for approximately $64.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all.  If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.  The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

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

Risks and Uncertainties Related to COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic could pose significant risks to the Company’s business; however, the ultimate impact of the pandemic is highly uncertain.

The Company has clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic.  The enrollment of new patients in the Company’s OTIVIDEX trial is being managed on a site-by-site basis according to local conditions.  The Company temporarily paused new patient enrollment in its Phase 1/2 clinical trial of OTO-413 but has resumed enrollment on a site-by-site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, the Company had suspended and subsequently updated its guidance regarding timing of trial results. The Company may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic.  In addition, the Company has made and it (and its contract research organizations (CROs)) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in March 2020 and updated in April 2020, among other activity.  Third-party manufacturers which the Company uses for the supply of materials for its product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19.  Although the Company expects no material impact on the clinical supply of its product candidates for its current clinical trials, should its third-party manufacturers experience extended disruptions, the Company could experience delays in future trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay the development of the Company’s product candidates.

The Company continues to evaluate the impact COVID-19 may have on its ability to effectively conduct its business operations as planned, and work with healthcare providers supporting its clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies and may take further actions as may be required by federal, state or local authorities or that the Company determines are in the best interests of public health and safety and that of patients, employees, partners, and stockholders.  Nonetheless, the Company does not yet know and cannot predict the full extent of potential delays or impacts on its business, its preclinical programs and clinical trials, healthcare systems or the global economy as a whole. As such, it is uncertain as to the full magnitude that the COVID-19 pandemic will have on the Company’s business, strategy, collaborations, financial condition, liquidity and future results of operations.

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

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 is effective for the Company beginning January 1, 2020. There was no cumulative effect to be recognized in connection with the early adoption of ASU 2019-12 and the adoption did not have a material impact on the Company’s financial statements or disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $27.9 million and $22.1 million as of June 30, 2020 and December 31, 2019, respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
June 30, 2020:
U.S. Treasury securities	$9,004	$17	$—	$9,021
	$9,004	$17	$—	$9,021
December 31, 2019:
U.S. Treasury securities	$35,465	$16	$(5)	$35,476
	$35,465	$16	$(5)	$35,476

As of June 30, 2020, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2020. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets in the condensed balance sheets includes inventory, which is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in-process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell. During the three and six months ended June 30, 2020, the Company recorded an inventory write down of $0.3 million to cost of product sales. No inventory write downs were recorded for the three and six months ended June 30, 2019.

Prepaid and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid clinical trial costs	$243	$209
Other	1,288	2,271
Total	$1,531	$2,480

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are stated at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events indicate that the carrying amount of such assets may not be recoverable. No such impairment was recorded during the six months ended June 30, 2020 and 2019.

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$4,228	$4,179
Manufacturing equipment	1,074	1,111
Computer equipment and software	940	943
Leasehold improvements	768	768
Office furniture	1,548	1,548
	8,558	8,549
Less: accumulated depreciation	(5,416)	(4,847)
Total	$3,142	$3,702

Accrued Expenses

The Company estimates expenses resulting from its obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.

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

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical trial costs	$3,529	$3,443
Accrued other	1,620	1,999
Total	$5,149	$5,442

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of June 30, 2020, the Company has not entered into any sublicense agreements for the licensed technologies.

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

As of June 30, 2020 and December 31, 2019 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2020:
Assets
Money market funds	$27,924	$27,924	$—	$—
U.S. Treasury securities	9,021	9,021	—	—
	$36,945	$36,945	$—	$—
December 31, 2019:
Assets
Money market funds	$22,121	$22,121	$—	$—
U.S. Treasury securities	35,476	35,476	—	—
	$57,597	$57,597	$—	$—

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

Finance Leases

On March 31, 2019, the Company entered into a lease for certain computer equipment with an initial term of 24 months, which includes an option to purchase the equipment at the end of the lease term that is expected to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The associated right-of-use (ROU) asset is recognized within property and equipment, net in the condensed balance sheets and is being amortized over three years in accordance with the Company’s standard depreciation and amortization policies.

	Six Months Ended June 30,
Lease expenses:	2020	2019
Operating lease expenses	$1,568	$1,568
Variable lease expenses	361	506
Total lease expenses	$1,929	$2,074

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2020	$1,615	$37	$1,652
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
2025	3,642	—	3,642
Thereafter	6,642	—	6,642
Total minimum lease payments	25,448	55	25,503
Imputed interest	(7,615)	(2)	(7,617)
Total	17,833	53	17,886
Less: leases, current	(3,239)	(53)	(3,292)
Leases, net of current	$14,594	$-	$14,594

8. Debt

Term Loan

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period could be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. In July 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months, followed by 23 months of amortization. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million for the three months ended June 30, 2020 and 2019 and $0.8 million for the six months ended June 30, 2020 and 2019. Accrued interest, included in accounts payable, was $0.1 million as of June 30, 2020 and December 31, 2019. The outstanding Term Loan balance was $15.1 million and $15.0 million as of June 30, 2020 and December 31, 2019, respectively, inclusive of accretion of the final payment and net unamortized debt discount.

PPP Loan

On April 10, 2020 the Company obtained an unsecured $1.1 million loan through JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the PPP Loan) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The PPP Loan bore an interest rate of 0.98% and notionally matured two years from the date of issuance. Following the issuance of new, retroactive guidance on the program from the Small Business Administration on April 23, 2020, the Company repaid the PPP Loan principal and accrued interest in full. Interest expense related to the PPP Loan was de minimis for the three months ended June 30, 2020.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2020	2019
Common stock options issued and outstanding	9,958,011	7,495,129
Common stock options available for future grant	2,554,329	3,548,214
Common stock reserved for issuance under ESPP	2,373,931	1,977,215
Total common stock reserved for future issuance	14,886,271	13,020,558

Net Loss Per Share

As of June 30, 2020 and 2019, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,958,011 and 7,618,464 shares of the Company’s common stock, respectively.

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

The following table summarizes stock option activity for the six months ended June 30, 2020 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	7,495	$4.43
Granted	3,065	$3.45
Exercised	(72)	$2.08
Forfeited	(530)	$5.36
Outstanding as of June 30, 2020	9,958	$4.10

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$3	$3	$8	$6
Research and development	628	572	1,196	1,231
Selling, general and administrative	906	680	1,747	1,514
Total stock-based compensation	$1,537	$1,255	$2,951	$2,751

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the GJB2 gene. Under the collaboration agreement, the Company and AGTC equally share the program costs and any revenue or other proceeds related to the program. For the six months ended June 30, 2020, substantially all of each of the Company and AGTC’s joint project expenses offset each other; accordingly, as of June 30, 2020 the Company recognized no receivable from or payable to AGTC.

Co-Promotion Agreements

The Company entered into a co-promotion agreement with ALK in June 2020, with Mission Pharmacal Company (Mission) in August 2018 and with Glenmark Therapeutics Inc., USA (Glenmark) in April 2019 (each, a Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. In July 2019, Glenmark informed the Company of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris™ allergy product, and the impact of such delay on its business operations. In September 2019, the Company reached a settlement with Glenmark regarding the financial and contractual terms impacted by this decision that included committed payments by Glenmark totaling $1.0 million. In August 2019, Mission informed the Company of its non-renewal of the co-promotion agreement.

The Co-Promotion Agreements are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. ALK, Mission and Glenmark (each, a Partner and together, the Partners) agreed to make non-creditable payments to the Company as partial consideration of the OTIPRIO product support activities provided by the Company and as reimbursement for certain expenses incurred by the Company to obtain and maintain FDA approval for use of OTIPRIO in AOE. In addition, each Partner agreed to reimburse the Company for a proportion of product support expenses. All such payments are recognized proportionately with the performance of the underlying services and accounted for as reductions to selling, general and administrative expense. Each Partner agreed to bear the costs incurred for its promotion of OTIPRIO. In exchange for its promotional services, each Partner has been entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit is recognized as selling, general and administrative expense in the Company’s condensed statements of operations. The Company is the principal in the product sale of OTIPRIO and recognizes all revenue and related cost of product sales. The Company retains all commercial rights for other customer segments for AOE and for use of OTIPRIO in other indications.

The Company does not consider performing product support services for its Partners to be a part of its ongoing major or central operations and, thus, the associated payments are not considered revenue, nor do they fall under ASC 606. The Company considers these activities to be collaborative activities under the scope of ASC 808, and recognizes the shared profits and losses in the periods in which they occur. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $0.0 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $0.0 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

12. Subsequent Events

Public Offering

In July 2020, the Company sold in a public offering 17,275,000 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and pre-funded warrants to purchase 4,000,000 shares of its common stock for approximately $64.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

Term Loan

In July 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months, followed by 23 months of amortization.

License Agreement

In July 2020, the Company entered into an exclusive license agreement with KYORIN Pharmaceutical Co., Ltd. (Kyorin) to develop, manufacture and commercialize a novel Kyorin compound as a potential treatment for severe hearing loss in the Company’s OTO-6XX program. Under the terms of the agreement, the Company acquired worldwide rights to the compound for an upfront payment of $0.5 million with an additional $0.5 million due upon demonstration of preclinical efficacy. If the Company advances a product containing the compound into full development, the Company will make payments for customary development and commercial milestones and pay a royalty on worldwide net sales. As a result of the transaction, the Company anticipates recording a charge of $0.5 million to research and development expenses in the third quarter of 2020, as there is no future alternative use for the asset.

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

Forward-looking statements may include, but are not limited to, statements concerning the following:

•

our expectations regarding our clinical development of OTIVIDEX, including expectations for the enrollment and availability of top-line results from the ongoing Phase 3 clinical trial, acceptance and adequacy of the statistical analysis plan for such trial, and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

•	the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•	our expectations regarding the clinical development of OTO-313, including future development activities;
•	our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 1/2 clinical trial in hearing loss patients;
•	our expectations regarding the potential impacts on our business, preclinical programs and clinical trials due to the COVID-19 pandemic;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our expectations regarding our strategic collaboration with AGTC to develop and commercialize a gene therapy for congenital hearing loss;
•	our expectations regarding OTIPRIO co-promotion partnerships;
•	the potential for commercialization of our product candidates, if approved;
•

our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTIVIDEX, OTO-313, OTO-413 and our other product candidates, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTIPRIO and OTIVIDEX, OTO-313 and OTO-413, if approved;
•	our expectations regarding potential coverage and reimbursement relating to OTIPRIO, and OTIVIDEX, OTO-313 and OTO-413, if approved, or any other approved product candidates;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC;
•	our financial performance;
•	accounting principles, policies and estimates; and
•	developments and projections relating to our competitors and our industry.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the clinical, regulatory and commercial success of OTIVIDEX and advancement of additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our dependence on a small number of suppliers for raw materials; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, product candidates and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and has been utilized to develop a pipeline of product candidates including three clinical-stage programs (OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus, and OTO-413 for hearing loss) as well as several preclinical development programs including a gene therapy collaboration targeting the most common form of congenital hearing loss. We estimate, based on an external market report commissioned by us, that approximately 39 million patients in the United States, suffer from the hearing and balance disorders that we are targeting in our clinical and preclinical programs, including moderate or severe vertigo (approximately 11 million), tinnitus (approximately 8 million) or hearing loss (approximately over 20 million). We also developed, registered and commercialized in the United States an otic antibiotic called OTIPRIO that is being marketed by a co-promotion partner, ALK-Abelló, Inc. (ALK).

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

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. We recently announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity, and are advancing OTO-313 into full Phase 2 clinical development.

OTO-413 is a sustained-exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. In June 2020, we announced that we had successfully escalated through three dose levels in the ongoing single ascending dose Phase 1/2 trial and are currently enrolling patients in the high dose cohort to assess safety and exploratory efficacy.

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

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). We recently entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $41.1 million and an outstanding debt balance of $15.1 million.

We have never been profitable, and as of June 30, 2020, we had an accumulated deficit of $483.1 million. Our net losses were $23.2 million and $23.7 million for the six months ended June 30, 2020 and 2019, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and pre-funded warrants to purchase 4,000,000 shares of our common stock for approximately $64.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for a period of at least twelve months from the date of this report. When additional financing is required, we anticipate we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for our current product candidates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Third-party development costs:
OTIVIDEX	$1,186	$1,527	$2,792	$3,464
OTO-313	463	1,172	1,071	1,730
OTO-413	431	1,616	1,147	3,388
Total third-party development costs	2,080	4,315	5,010	8,582
Other unallocated internal research and development costs	4,855	4,604	9,597	9,132
Total research and development costs	$6,935	$8,919	$14,607	$17,714

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Research and development	$6,935	$8,919	$(1,984)
Selling, general and administrative	3,684	2,884	800

Research and development expenses. The decrease of $2.0 million in research and development expenses resulted from a number of activities including: (i) a decrease of $1.1 million in development costs for our OTO-413 hearing loss program due to the completion of manufacturing and nonclinical studies in 2019, partially offset by an increase in clinical trial and development costs in 2020; (ii) a decrease of $0.7 million in OTO-313 clinical trial and development costs primarily due to the completion of enrollment in the quarter ended March 31, 2020; (iii) a decrease of $0.4 million in OTIVIDEX clinical trial and development costs primarily due to COVID-19 related delays; (iv) partially offset by an increase of $0.2 million in personnel costs.

Selling, general and administrative expenses. The increase of $0.8 million in selling, general and administrative expenses was primarily related to an increase of $0.7 million in professional services due to the discontinuation of OTIPRIO cost reimbursement received from our co-promotion partners following termination of the Mission and Glenmark agreements in 2019 and an increase of $0.1 million in other operating expenses.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Research and development	$14,607	$17,714	$(3,107)
Selling, general and administrative	7,520	6,162	1,358

Research and development expenses. The decrease of $3.1 million in research and development expenses resulted from a number of activities including: (i) a decrease of $2.2 million in development costs for our OTO-413 hearing loss program due to the completion of manufacturing and nonclinical studies in 2019, partially offset by an increase in clinical trial and development costs in 2020; (ii) a decrease of $0.7 million in OTO-313 clinical trial and development costs primarily due to the completion of enrollment in the quarter ended March 31, 2020; (iii) a decrease of $0.7 million in OTIVIDEX clinical trial and development costs primarily due to COVID-19 related delays; (iv) partially offset by an increase of $0.5 million in personnel costs.

Selling, general and administrative expenses. The increase of $1.4 million in selling, general and administrative expenses was primarily related to an increase of $1.1 million in professional services due to the discontinuation of OTIPRIO cost reimbursement received from our co-promotion partners following termination of the Mission and Glenmark agreements in 2019 and an increase of $0.3 million in other operating expenses.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2020, we had an accumulated deficit of $483.1 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $41.1 million and an outstanding debt balance of $15.1 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Net cash (used in) provided by:
Operating activities	$(19,880)	$(19,290)
Investing activities	26,456	(2,267)
Financing activities	276	69
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,852	$(21,488)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $19.9 million during the six months ended June 30, 2020 compared to $19.3 million, for the prior year period. The $0.6 million increase in the utilization of cash was primarily due to a decrease in accrued expenses compared to an increase in the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $26.5 million during the six months ended June 30, 2020 compared to net cash used in investing activities of $2.3 million during the prior year period. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments used to fund operations.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from debt and net proceeds from the sale of our common stock.

Net cash provided by financing activities was $0.3 million during the six months ended June 30, 2020, compared to net cash provided by financing activities of $0.1 million during the prior year period related to proceeds from the issuance of common stock.

July 2020 Financing

In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and pre-funded warrants to purchase 4,000,000 shares of our common stock for approximately $64.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through June 30, 2020, we have not sold any shares under the Sales Agreement.

Term Loan

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the Term Loan for the twenty-four (24) months following the Closing Date followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The interest-only period could be extended by an additional twelve (12) months subject to the achievement of a certain clinical trial milestone. In July 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months, followed by 23 months of amortization. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.1 million as of June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our securities involves a high degree of risk. You should carefully consider the specific factors discussed below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in our securities.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $23.2 million and $23.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $483.1 million.

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

We recently entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect. We may also seek other promotional partners for OTIPRIO, but there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. In addition, we currently have limited sales and marketing capabilities. If we are unable to enter into arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities could adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue may suffer and we could incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We will require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $41.1 million and an outstanding debt balance of $15.1 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of June 30, 2020, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We have clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic.  The enrollment of new patients in our OTIVIDEX trial is being managed on a site-by-site basis according to local conditions.  We temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 but have resumed enrollment on a site-by-site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we had suspended and subsequently updated our guidance regarding timing of trial results. We may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic. In addition, we have made and we (and our CROs) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in March 2020 and updated in April 2020.

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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 clinical trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease, and we are currently enrolling such trial.

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

If we are able to successfully complete the clinical trials required for OTIVIDEX registration, its success will still remain subject to the risks associated with obtaining regulatory approval from the FDA and being manufactured and commercialized, including risks associated with:

•	the successful completion of all non-clinical studies required to support regulatory approval by the FDA;
•	the adequacy and acceptance of the statistical analysis plan;
•	the timing of review, as the FDA’s grant of Fast Track designation for OTIVIDEX does not guarantee priority review;
•	the FDA’s acceptance of our NDA submission for OTIVIDEX;
•	the successful and timely receipt of necessary marketing approval from the FDA to allow us to begin commercializing OTIVIDEX in the United States;
•	the ability to manufacture commercial supplies of OTIVIDEX in compliance with current good manufacturing practices (cGMPs);
•	our success in selling OTIVIDEX and achieving broad market acceptance;
•	our success in educating physicians and patients about the benefits, administration and use of OTIVIDEX;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for Ménière’s disease;
•	patient demand for the treatment of Ménière’s disease;
•	the availability of coverage and adequate reimbursement for OTIVIDEX;
•	our ability to enforce our intellectual property rights in and to OTIVIDEX; and
•	a continued acceptable safety profile of OTIVIDEX following approval.

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

Although we are focused upon continued development, regulatory approval and commercialization of OTIVIDEX, the development of OTO-313, OTO-413 and other product candidates for the treatment of inner ear disorders is a key element of our long-term strategy. These programs are currently most subject to the risks associated with nonclinical and clinical development, including the risks associated with:

•	generating sufficient data to support the initiation or continuation of clinical trials;
•	obtaining regulatory approval to commence clinical trials;
•	contracting with the necessary parties to conduct clinical trials;
•	enrolling sufficient numbers of subjects or patients in clinical trials;

•	the use and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of such product candidates in such clinical trials;
•	the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•	adverse events in the clinical trials.

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

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTIVIDEX, OTO-313, OTO-413 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement. We recently entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect.

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

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, some of which we commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Similarly, although the studies we have commissioned are based on information that we believe to be complete and reliable, we cannot guarantee that such information is accurate or complete. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and fail to accurately reflect market opportunities. Further, we have commissioned a number of market studies that are specific to us and to our product candidates and used the results of these studies to help assess our market opportunity. While we believe that our internal assumptions and the bases of our commissioned studies are reasonable, no independent source has verified such assumptions or bases. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for our product candidates may be smaller than we expect, and as a result our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 clinical trial for OTIVIDEX in Ménière’s disease patients, conducted in Europe, achieved its primary endpoint, while our AVERTS-1 Phase 3 clinical trial, conducted in the United States, did not. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

From time to time, we may publicly disclose preliminary, interim or top-line data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously disclosed. As a result, top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could materially affect our business, financial condition, results of operations and growth prospects. If the preliminary or top-line data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could materially affect our business, financial condition, results of operations and growth prospects.

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

We received questions from the FDA regarding use of the Generalized Poisson model to analyze the daily vertigo count data reported by patients in our ongoing OTIVIDEX Phase 3 clinical trial, and we have submitted to the FDA a revised statistical analysis plan that uses a statistical test called the Negative Binomial model for the primary analysis of this ongoing trial. We cannot guarantee that the FDA will agree with this approach, and if not, this could cause future delays. Additionally, we cannot guarantee that our revised statistical analysis plan and associated target enrollment plan will be adequate.

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

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO, OTIVIDEX and OTO-313. For example, in the Phase 1/2 clinical trial for OTO-313, one patient reported symptoms associated with Grade 2 (moderate) stress cardiomyopathy, a serious adverse event, which was determined not to be treatment related, and four other patients reported Grade 1 (mild) or Grade 2 (moderate) adverse events. If we are successful in commercializing our product or product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product or product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance (including compliance with cGMPs), the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of OTIPRIO or our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product or our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for our product or our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and for the treatment of AOE and is in development for acute otitis media with tubes. We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease, OTO-313 for the treatment of tinnitus and OTO-413 for the treatment of speech-in-noise hearing difficulties. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product or product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product or product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We recently entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect. We may also seek other promotional partners for OTIPRIO, but there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

In March 2010, the Affordable Care Act (ACA) became law in the United States. One goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot fully predict what impact on federal reimbursement policies this legislation will continue to have in general or on our business specifically, ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect our ability to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize our product or any future approved products. Provisions of ACA relevant to the pharmaceutical industry include the following:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
•

new requirements to report annually certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians, as defined by such law, and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year (effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners);

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. The U.S. Supreme Court is expected to review the constitutionality of the ACA in the fall following a series of federal cases that began with a district court ruling that the ACA is unconstitutional in its entirety because the “individual mandate” provisions of the ACA were repealed by Congress. The U.S. government could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties, collect, store and transmit large amounts of confidential information (including intellectual property, proprietary business information and personal information), and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendors, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach (whether to our systems or to our CROs or other contractors, consultants, or partners) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, proprietary, or other protected information, we could incur liability and penalties and the development and commercialization of our product candidates could be delayed.

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

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal, state and foreign healthcare fraud and abuse laws, (iv) privacy protection laws or (v) laws that require the reporting of financial information or data accurately. Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, education, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, as well as various compliance policies and procedures, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Some of our patents and patent applications are entitled to effective filing dates prior to March 16, 2013. For U.S. patent applications for which patent claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party, for example a competitor, or instituted by the U.S. Patent and Trademark Office (USPTO) to determine who was the first to invent any of the subject matter covered by those patent claims. An unfavorable outcome could require us either to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management.

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

For our U.S. patent and patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the America Invents Act (AIA), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of the Otonomy patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed.

If we fail to comply with our obligations in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A portion of our patent portfolio for our product and certain product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a portion of the patent portfolio for OTIPRIO and OTIVIDEX, as well as certain other product candidates we may develop. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTIVIDEX and other product candidates as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and their implementing regulations, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, U.S. and international laws and regulations could impact our ability to store and process personal data, use certain vendors or service providers, and utilize personal data from certain jurisdictions. Because the global privacy and data protection landscape is rapidly evolving, we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions.

For example, in the United States, HIPAA imposes certain obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the California Consumer Privacy Act of 2018 (CCPA) took effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

Several foreign jurisdictions, including the EU, its member states, the UK, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR). The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Guidance, interpretation and application under the GDPR are still developing and may change over time. Failure to comply with the GDPR and the applicable national data protection laws of the EU member states may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we control and/or process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU.

The GDPR introduces obligations around the transfer of personal data outside of the European Economic Area (EEA). There are several ways a company can compliantly transfer such information. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the EEA to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for, and require ad hoc verification of measures taken with respect to, certain personal data flows from the EEA to the U.S.  The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. This could result in increased costs of compliance and limitations on our business in the EU.

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

If any of our business activities, including but not limited to our relationships with healthcare providers or payors, violate any of the aforementioned laws and analogous state and foreign laws and regulations that may apply to pharmaceutical business practices, we may be subject to significant administrative, civil and/or criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

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

From time to time, legislation is drafted and introduced in Congress in the United States or by governments in foreign jurisdictions that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, FDA or foreign regulatory agency regulations and guidance are often revised or reinterpreted by the FDA or the applicable foreign regulatory agency in ways that may significantly affect our business and our product and product candidates. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Risks Related to Ownership of Our Securities

The price of our common stock has been, is, and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.

Our stock is currently traded on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. Moreover, the trading price of our common stock may fluctuate substantially. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock may also expose us to securities class-action litigation.

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;
•	results from or delays in clinical trials of our product candidates or product candidates of companies that are perceived to be similar to us;
•	announcements of regulatory approval or disapproval of our product candidates;
•	commercialization of our products, if approved;
•	FDA or other regulatory actions affecting us or our industry;
•	introductions and announcements of new products or product candidates by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•	our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;
•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•	general economic, industry and market conditions;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	expiration or termination of our potential relationships with strategic partners;
•	limited trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

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

As of June 30, 2020, certain holders of approximately 2,205,178 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and pre-funded warrants to purchase 4,000,000 shares of our common stock.

We have agreed that for a period of 60 days after July 9, 2020, and our directors, executive officers and certain affiliates of our directors have agreed that for a period of 60 days after July 9, 2020, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Sales of stock by any of our directors, executive officers or principal stockholders could have a material adverse effect on the trading price of our common stock.

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

As of June 30, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 33.2% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following:

•	any derivative action or proceeding brought on our behalf;
•	any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders;
•

any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended- and restated certificate of incorporation or amended and restated bylaws; and

•	any action or proceeding asserting a claim governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings.

It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

We have not declared or paid cash dividends on our common stock to date and we do not intend to pay dividends on our capital stock in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that our capital stock will appreciate in value or even maintain the price at which you purchased your shares.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $337.4 million and $131.7 million, respectively. Of the federal NOLs, approximately $96.8 million were generated after January 1, 2018, and therefore do not expire. Our U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in tax years beginning after December 31, 2020 will be limited to 80% of taxable income in such years. As of December 31, 2019, we had federal and California research and development tax credit carryforwards of approximately $10.9 million and $5.0 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. For as long as we remain a “smaller reporting company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “smaller reporting companies.” These exemptions include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	July 9, 2020

4.1	Form of Pre-Funded Warrant.	8-K	001-36591	4.1	July 10, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

OTONOMY, INC.

Date: August 4, 2020	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 4, 2020	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer