Form 10-Q
period 2020-09-30
OTONOMY, INC.
filed 2020-11-04
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 30, 2020 was 48,227,705.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,235	$25,194
Short-term investments	40,250	35,476
Prepaid and other current assets	2,801	2,480
Total current assets	97,286	63,150
Restricted cash	702	701
Property and equipment, net	2,890	3,702
Right-of-use assets	14,434	15,465
Total assets	$115,312	$83,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$510	$1,161
Accrued expenses	3,922	5,442
Accrued compensation	3,138	2,593
Leases, current	3,274	3,302
Total current liabilities	10,844	12,498
Long-term debt, net	15,114	14,967
Leases, net of current	14,229	15,320
Total liabilities	40,187	42,785
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 48,227,421 and 30,814,211 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	48	31
Additional paid-in capital	569,059	500,084
Accumulated other comprehensive (loss) income	(5)	11
Accumulated deficit	(493,977)	(459,893)
Total stockholders’ equity	75,125	40,233
Total liabilities and stockholders’ equity	$115,312	$83,018

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Product sales, net	$50	$125	$220	$507
Costs and operating expenses:
Cost of product sales	189	220	914	636
Research and development	7,016	8,057	21,623	25,771
Selling, general and administrative	3,363	1,903	10,883	8,065
Total costs and operating expenses	10,568	10,180	33,420	34,472
Loss from operations	(10,518)	(10,055)	(33,200)	(33,965)
Other income (expense)
Interest income	42	419	296	1,409
Interest expense	(391)	(403)	(1,180)	(1,194)
Net loss	$(10,867)	$(10,039)	$(34,084)	$(33,750)

Net loss per share, basic and diluted	$(0.22)	$(0.33)	$(0.92)	$(1.10)
Weighted-average shares used to compute net loss per share, basic and diluted	49,220,921	30,748,995	37,014,253	30,712,839

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Net loss	$(10,867)	$(10,039)	$(34,084)	$(33,750)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(22)	(28)	(16)	68
Comprehensive loss	$(10,889)	$(10,067)	$(34,100)	$(33,682)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options (unaudited)	1,000	—	2	—	—	2
Stock-based compensation expense (unaudited)	—	—	1,576	—	—	1,576
Net loss (unaudited)	—	—	—	—	(10,867)	(10,867)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(22)	—	(22)
Balance at September 30, 2020 (unaudited)	48,227,421	$48	$569,059	$(5)	$(493,977)	$75,125

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2019 (unaudited)	30,748,409	$31	$497,819	$73	$(438,929)	$58,994
Issuance of common stock upon exercise of stock options (unaudited)	1,633	—	2	—	—	2
Stock-based compensation expense (unaudited)	—	—	1,691	—	—	1,691
Net loss (unaudited)	—	—	—	—	(10,039)	(10,039)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(28)	—	(28)
Balance at September 30, 2019 (unaudited)	30,750,042	$31	$499,512	$45	$(448,968)	$50,620

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options (unaudited)	72,713	—	151	—	—	151
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	4,527	—	—	4,527
Net loss (unaudited)	—	—	—	—	(34,084)	(34,084)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(16)	—	(16)
Balance at September 30, 2020 (unaudited)	48,227,421	$48	$569,059	$(5)	$(493,977)	$75,125

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Issuance of common stock upon exercise of stock options (unaudited)	1,633	—	2	—	—	2
Issuance of common stock under employee stock purchase plan (unaudited)	62,997	—	121	—	—	121
Stock-based compensation expense (unaudited)	—	—	4,442	—	—	4,442
Net loss (unaudited)	—	—	—	—	(33,750)	(33,750)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	68	—	68
Balance at September 30, 2019 (unaudited)	30,750,042	$31	$499,512	$45	$(448,968)	$50,620

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(34,084)	$(33,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	843	854
Stock-based compensation	4,527	4,442
Accretion of discounts on short-term investments	(33)	(646)
Amortization of debt discount	147	139
Changes in operating assets and liabilities:
Prepaid and other assets	(321)	(700)
Accounts payable	(655)	(90)
Accrued expenses	(1,455)	698
Accrued compensation	545	(591)
Right-of-use assets and lease liabilities, net	(88)	30
Net cash used in operating activities	(30,574)	(29,614)
Cash flows from investing activities:
Purchases of short-term investments	(43,257)	(68,032)
Maturities of short-term investments	38,500	80,500
Purchases of property and equipment	(92)	(297)
Net cash (used in) provided by investing activities	(4,849)	12,171
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	64,187	—
Proceeds from short-term debt	1,126	—
Principal payments on short-term debt	(1,126)	—
Proceeds from exercise of stock options	151	2
Proceeds from issuance of common stock under employee stock purchase plan	127	121
Payments of debt issuance costs	—	(52)
Net cash provided by financing activities	64,465	71
Net change in cash, cash equivalents and restricted cash	29,042	(17,372)
Cash, cash equivalents and restricted cash at beginning of period	25,895	34,329
Cash, cash equivalents and restricted cash at end of period	$54,937	$16,957

Cash and cash equivalents at end of period	$54,235	$16,257
Restricted cash at end of period	702	700
Cash, cash equivalents and restricted cash at end of period	$54,937	$16,957

Supplemental cash flow disclosures
Cash paid for interest	$1,028	$1,049

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$14	$112

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial that has recently completed enrollment of patients. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that has recently completed a Phase 1/2 clinical trial in tinnitus patients with positive top-line results. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) for the repair of cochlear synaptopathy, an underlying cause of hearing loss, that has recently completed enrollment of hearing loss patients in a Phase 1/2 clinical trial. Otonomy also has preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510) and hair cell regeneration for severe hearing loss (OTO-6XX). In October 2019, the Company entered into a collaboration with Applied Genetic Technologies Corporation (AGTC), to co-develop and co-commercialize a gene therapy to restore hearing in patients with hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene.

In addition, the Company developed, received United States Food and Drug Administration (FDA) approval and commercially launched OTIPRIO for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In June 2020, the Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients.

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

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. In July 2020, the Company sold in a public offering 17,275,000 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock for $64.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of $94.5 million, outstanding debt of $15.1 million and an accumulated deficit of $494.0 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX and its other product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all.  If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.  The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

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

The Company has clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, the Company had suspended and subsequently updated its guidance regarding timing of trial results. The Company may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic.  In addition, the Company has made and it (and its contract research organizations (CROs)) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in 2020, among other activity.  Third-party manufacturers which the Company uses for the supply of materials for its product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19.  Although the Company expects no material impact on the clinical supply of its product candidates for its current clinical trials, should its third-party manufacturers experience extended disruptions, the Company could experience delays in future trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay the development of the Company’s product candidates.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $50.6 million and $22.1 million as of September 30, 2020 and December 31, 2019, respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 30, 2020:
U.S. Treasury securities	$40,010	$—	$(5)	$40,005
Certificates of deposit	245	—	—	245
	$40,255	$—	$(5)	$40,250
December 31, 2019:
U.S. Treasury securities	$35,465	$16	$(5)	$35,476
	$35,465	$16	$(5)	$35,476

As of September 30, 2020, the Company had nine securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. Otonomy intends and has the ability to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2020. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets in the condensed balance sheets includes inventory, which is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in-process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell. During the three months ended September 30, 2020, the Company recorded no inventory write downs and during the nine months ended September 30, 2020, the Company recorded inventory write downs of $0.3 million to cost of product sales. No inventory write downs were recorded for the three and nine months ended September 30, 2019.

Prepaid and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid clinical trial costs	$198	$209
Other	2,603	2,271
Total	$2,801	$2,480

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are stated at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events indicate that the carrying amount of such assets may not be recoverable. No such impairment was recorded during the nine months ended September 30, 2020 and 2019.

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$4,250	$4,179
Manufacturing equipment	1,075	1,111
Computer equipment and software	940	943
Leasehold improvements	768	768
Office furniture	1,548	1,548
	8,581	8,549
Less: accumulated depreciation	(5,691)	(4,847)
Total	$2,890	$3,702

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

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical trial costs	$2,440	$3,443
Accrued other	1,482	1,999
Total	$3,922	$5,442

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

The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements covering OTIPRIO, OTIVIDEX, OTO-313 and OTO-413 as follows (in thousands):

Development	$1,250
Regulatory	10,275
Commercialization	1,000
Total	$12,525

Under one of these agreements, the Company has achieved eight development milestones and one regulatory milestone, totaling $3.2 million, related to its clinical trials for OTIPRIO, OTIVIDEX, OTO-311 and OTO-413.

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of September 30, 2020, the Company has not entered into any sublicense agreements for the licensed technologies.

In July 2020, the Company entered into an exclusive license agreement to develop, manufacture and commercialize a novel compound as a potential treatment, OTO-6XX, for severe hearing loss. Under the terms of the agreement, the Company acquired worldwide rights to the compound for an upfront payment of $0.5 million with an additional $0.5 million due upon demonstration of preclinical efficacy. If the Company advances a product containing the compound into full development, the Company may be obligated to make payments for development and commercial milestones and pay a royalty on worldwide net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $0.5 million was expensed to research and development during the quarter ended September 30, 2020 as there is no future alternative use for the assets.

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

As of September 30, 2020 and December 31, 2019 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2020:
Assets
Money market funds	$50,592	$50,592	$—	$—
U.S. Treasury securities	40,005	40,005	—	—
Certificates of deposit	245	—	245	—
	$90,842	$90,597	$245	$—
December 31, 2019:
Assets
Money market funds	$22,121	$22,121	$—	$—
U.S. Treasury securities	35,476	35,476	—	—
	$57,597	$57,597	$—	$—

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

	Nine Months Ended September 30,
Lease expenses:	2020	2019
Operating lease expenses	$2,352	$2,353
Variable lease expenses	577	724
Total lease expenses	$2,929	$3,077

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2020	$807	$19	$826
2021	3,247	18	3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
2025	3,642	—	3,642
Thereafter	6,642	—	6,642
Total minimum lease payments	24,640	37	24,677
Imputed interest	(7,173)	(1)	(7,174)
Total	17,467	36	17,503
Less: leases, current	(3,238)	(36)	(3,274)
Leases, net of current	$14,229	$—	$14,229

8. Debt

Term Loan

On December 31, 2018 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time.

The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. The Company has the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 2.00% if prepaid after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). The Company paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. During the quarter ended September 30, 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The extension was accounted for as a modification, with no material effect on the Company’s financial statements or financial position. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million for the three months ended September 30, 2020 and 2019 and $1.2 million for the nine months ended September 30, 2020 and 2019. Accrued interest, included in accounts payable, was $0.1 million as of September 30, 2020 and December 31, 2019. The outstanding Term Loan balance was $15.1 million and $15.0 million as of September 30, 2020 and December 31, 2019, respectively, inclusive of accretion of the final payment and net unamortized debt discount.

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

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2020	2019
Common stock options issued and outstanding	9,987,511	7,495,129
Pre-funded warrants to purchase common stock	4,000,000	—
Common stock options available for future grant	2,523,829	3,548,214
Common stock reserved for issuance under ESPP	2,373,931	1,977,215
Total common stock reserved for future issuance	18,885,271	13,020,558

Net Loss Per Share

As of September 30, 2020 and 2019, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,987,511 and 7,641,035 shares of the Company’s common stock, respectively.

Sale of Common Stock and Pre-funded Warrants

In July 2020, the Company sold 17,275,000 shares of its common stock at a public offering price of $3.25 per share and sold pre-funded warrants to purchase 4,000,000 shares of its common stock at a public offering price of $3.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $64.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed 9.99% following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is negligible and may be exercised at any time until the pre-funded warrants are exercised in full. During the three months ended September 30, 2020, none of the pre-funded warrants were exercised; accordingly, as of September 30, 2020, all of the pre-funded warrants remained issued and outstanding.

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

The following table summarizes stock option activity for the nine months ended September 30, 2020 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	7,495	$4.43
Granted	3,096	$3.46
Exercised	(73)	$2.08
Forfeited	(530)	$5.36
Outstanding as of September 30, 2020	9,988	$4.09

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$3	$3	$11	$9
Research and development	628	1,037	1,824	2,268
Selling, general and administrative	945	651	2,692	2,165
Total stock-based compensation	$1,576	$1,691	$4,527	$4,442

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the GJB2 gene. Under the collaboration agreement, the Company and AGTC equally share the program costs and any revenue or other proceeds related to the program. As of September 30, 2020 the Company recognized a net receivable of $0.1 million from AGTC.

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

ALK, Mission and Glenmark (each, a Partner) each agreed to reimburse the Company for certain expenses, including a proportion of product support expenses. All such payments are accounted for as reductions to selling, general and administrative expense. Each Partner has been entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit is recognized as selling, general and administrative expense. The Company is the principal in the product sale of OTIPRIO and recognizes all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $0.2 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Forward-looking statements may include, but are not limited to, statements concerning the following:

•

our expectations regarding our clinical development of OTIVIDEX, including expectations regarding trial conduct and availability of top-line results from the ongoing Phase 3 clinical trial, acceptance and adequacy of the statistical analysis plan for such trial, expectations regarding submission of a New Drug Application, and expectations that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease;

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, the manufacturing of our product candidates, the progression of our current clinical trials, and patient conduct and compliance; our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; our dependence on the clinical, regulatory and commercial success of OTIVIDEX and advancement of additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization; the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment, conduct and compliance in clinical trials; the integrity of patient-reported outcomes in our current and future clinical trials; our ability to obtain regulatory approval for our product candidates and to successfully commercialize our product candidates, if approved; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry and general economic and market conditions; our dependence on third parties to conduct nonclinical studies and clinical trials, to supply raw materials, and for the manufacture of OTIPRIO and our product candidates; the timing and outcome of hospital pharmacy and therapeutics reviews and other facility reviews; the impact of coverage and reimbursement decisions by third-party payors on the pricing and market acceptance of OTIPRIO; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; our ability to ensure compliance by contractors and partners with various laws and regulations in countries in which we conduct clinical trials; expectations regarding potential therapy benefits, market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, product candidates and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could give rise to the termination of our collaboration agreement with AGTC, our co-promotion agreement with ALK-Abelló, Inc. (ALK), or our license agreements with third parties, or that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section titled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and has been utilized to develop a pipeline of product candidates including three clinical-stage programs (OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus, and OTO-413 for hearing loss) as well as several preclinical development programs including a gene therapy collaboration targeting the most common form of congenital hearing loss. We estimate, based on an external market report commissioned by us, that approximately 39 million patients in the United States, suffer from the hearing and balance disorders that we are targeting in our clinical and preclinical programs, including moderate or severe vertigo (approximately 11 million), tinnitus (approximately 8 million) or hearing loss (approximately over 20 million). We also developed, registered and commercialized in the United States an otic antibiotic called OTIPRIO that is being marketed by a co-promotion partner, ALK.

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease. We have recently completed enrollment in such additional Phase 3 trial with top-line results expected in the first quarter of 2021.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity, and are advancing OTO-313 into full Phase 2 clinical development.

OTO-413 is a sustained-exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss that manifests as speech-in-noise hearing difficulty. We recently completed enrollment in a single ascending dose Phase 1/2 trial with top-line results expected in the fourth quarter of 2020.

We also have preclinical stage programs addressing prevention of cisplatin-induced hearing loss (OTO-510), hair cell regeneration for treatment of severe hearing loss (OTO-6XX), and gene therapy for treatment of congenital hearing loss (GJB2 program). In October 2019, we entered into a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the GJB2 gene. In July 2020, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for our OTO-6XX program.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock for $64.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $94.5 million and an outstanding debt balance of $15.1 million.

We have never been profitable, and as of September 30, 2020, we had an accumulated deficit of $494.0 million. Our net losses were $34.1 million and $33.8 million for the nine months ended September 30, 2020 and 2019, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California (UC). Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, $0.4 million has been paid for OTO-413, and $0.1 million has been paid for OTO-311 (but such milestone payments are reduced by 75% for any orphan indication product), and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

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

Financial Operations Overview

Revenue

In December 2015, OTIPRIO was approved by the FDA for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery. In March 2016, we began sales of OTIPRIO in the United States to our network of specialty distributors who fill orders received from hospitals and ambulatory surgery centers who are the primary end user customers of OTIPRIO for use during TTP surgery. We also entered into co-promotion partnerships to support the promotion of OTIPRIO for the treatment of AOE in physician offices and in October 2020 amended the current co-promotion agreement with ALK to include promotion of OTIPRIO for use during TTP surgery in pediatric patients.

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

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands) for our current product candidates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Third-party development costs:
OTIVIDEX	$792	$1,969	$3,584	$5,433
OTO-313	205	661	1,276	2,391
OTO-413	719	646	1,884	4,034
Total third-party development costs	1,716	3,276	6,744	11,858
Other unallocated internal research and development costs	5,300	4,781	14,879	13,913
Total research and development costs	$7,016	$8,057	$21,623	$25,771

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

The costs of clinical trials may vary significantly over the life of a program owing to the following:

•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	changes in regulatory and legal requirements for clinical trials;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate;
•	the manufacturing process and complexity of, expiration of, and amount of the drug product required for the clinical trials;
•	the efficacy and safety profile of the product candidate; and
•	the impacts of COVID-19.

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2020 and 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Research and development	$7,016	$8,057	$(1,041)
Selling, general and administrative	3,363	1,903	1,460

Research and development expenses. The decrease of $1.0 million in research and development expenses resulted from a number of activities including: (i) a decrease of $1.2 million in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2020 as a result of COVID-19 related delays; (ii) a decrease of $0.5 million in OTO-313 clinical trial and development costs primarily due to the winding down of the trial; partially offset by (iii) an increase of $0.6 million in personnel costs; (iv) an increase of $0.1 million in development costs for our OTO-413 hearing loss program due to an increase in clinical trial and development costs in 2020, partially offset by the completion of manufacturing and nonclinical studies in 2019.

Selling, general and administrative expenses. The increase of $1.5 million in selling, general and administrative expenses was primarily related to an increase of $1.3 million in professional services due to the discontinuation of OTIPRIO cost reimbursement received from our co-promotion partners following termination of the Mission and Glenmark agreements in 2019 and an increase of $0.2 million in other operating expenses.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Research and development	$21,623	$25,771	$(4,148)
Selling, general and administrative	10,883	8,065	2,818

Research and development expenses. The decrease of $4.1 million in research and development expenses resulted from a number of activities including: (i) a decrease of $1.9 million in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2020 as a result of COVID-19 related delays and the completion of manufacturing in 2019; (ii) a decrease of $2.1 million in development costs for our OTO-413 hearing loss program due to the completion of manufacturing and nonclinical studies in 2019, partially offset by an increase in clinical trial and development costs in 2020; (iii) a decrease of $1.1 million in OTO-313 clinical trial and development costs primarily due to the completion of enrollment in the quarter ended March 31, 2020; (iv) partially offset by an increase of $1.0 million in personnel costs.

Selling, general and administrative expenses. The increase of $2.8 million in selling, general and administrative expenses was primarily related to an increase of $2.1 million in professional services due to the discontinuation of OTIPRIO cost reimbursement received from our co-promotion partners following termination of the Mission and Glenmark agreements in 2019 and an increase of $0.7 million in other operating expenses.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2020, we had an accumulated deficit of $494.0 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $94.5 million and an outstanding debt balance of $15.1 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Net cash (used in) provided by:
Operating activities	$(30,574)	$(29,614)
Investing activities	(4,849)	12,171
Financing activities	64,465	71
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,042	$(17,372)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $30.6 million during the nine months ended September 30, 2020 compared to $29.6 million, for the prior year period. The $1.0 million increase in the utilization of cash was primarily due to a decrease in accrued expenses compared to an increase in the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash used in investing activities was $4.8 million during the nine months ended September 30, 2020 compared to net cash provided by investing activities of $12.2 million during the prior year period. The increase in net cash used in investing activities was primarily due to net purchases of short-term investments.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities.

Net cash provided by financing activities was $64.5 million during the nine months ended September 30, 2020, compared to net cash provided by financing activities of $0.1 million during the prior year period related to proceeds from the issuance of common stock and pre-funded warrants.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through September 30, 2020, we have not sold any shares under the Sales Agreement.

Term Loan

Oxford Loan

On December 31, 2018 (the Closing Date), we entered into a Loan and Security Agreement with Oxford Finance LLC (the Loan Agreement). The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. We have the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 2.00% if prepaid after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). We paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. During the quarter ended September 30, 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The extension was accounted for as a modification, with no material effect on our financial statements or financial position. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.1 million as of September 30, 2020.

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

•	the cost associated with legal and regulatory compliance;
•	our need to expand our development activities, including our need and ability to hire and adequately compensate additional employees;
•	the potential impacts of the COVID-19 pandemic;
•	the costs associated with being a public company;
•	the effect of competing technological and market developments; and
•	the cost of litigation, including potential patent litigation.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $34.1 million and $33.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $494.0 million.

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

In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients, but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect. If the co-promotion agreement with ALK is terminated in the future then we may seek other promotional partners for OTIPRIO, but there are no assurances that we will be able to find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. In addition, we currently have limited sales and marketing capabilities. If we are unable to enter into arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities could adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue may suffer and we could incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We will require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-311 (now OTO-313) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $94.5 million and an outstanding debt balance of $15.1 million. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

•	the costs associated with legal and regulatory compliance;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments; and
•	the cost of litigation, including any product liability or other lawsuits related to our products.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of September 30, 2020, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We have clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic. As a result of the pandemic, enrollment of new patients in our OTIVIDEX trial was being managed on a site by site basis according to local conditions for a time and we temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 for a short period and then resumed enrollment on a site by site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we had suspended and subsequently updated our guidance regarding timing of trial results. We may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic. In addition, we have made and we (and our CROs) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA in 2020 which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including, among other requirements, the requirements to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and analyses and corresponding discussions that address the impact of implemented contingency measures on the safety and efficacy results reported for the clinical trial. To the extent we (or our third party suppliers and manufacturers) are required to implement additional or to modify existing policies and procedures for our clinical studies and/or manufacturing functions, or if the pandemic significantly impacts recruitment of patients or the conduct of our clinical studies, our anticipated timelines for initiating or completing clinical studies and seeking regulatory approval may be substantially delayed, and we may incur additional costs. Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results. To the extent that COVID-19 pandemic impacts our business in any way, it may also have the effect of heightening the impact of the risk factors outlined in this section.

Risks Related to Our Product and Product Candidates

We are dependent upon the clinical, regulatory and commercial success of OTIVIDEX for Ménière’s disease.

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 clinical trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We have recently completed enrollment in such additional Phase 3 trial with top-line results expected in the first quarter of 2021.

OTIVIDEX is subject to the risks associated with completing such pivotal trial and any future clinical trials required for registration, including risks associated with:

•	the successful and timely implementation and completion of such clinical trials of OTIVIDEX;
•	the potential impacts of the COVID-19 pandemic;
•	the use of, integrity of, patient compliance with, and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of OTIVIDEX in such clinical trials;
•	the successful implementation and completion of any additional clinical safety studies or any additional non-clinical studies that may be required by the FDA;
•	the ability to ensure compliance with new or existing laws or regulations; and
•	the ability to submit a New Drug Application (NDA) for regulatory approval to the FDA.

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

Although we are focused upon continued development, regulatory approval and commercialization of OTIVIDEX, the development of OTO-313, OTO-413 and other product candidates for the treatment of inner ear disorders is a key element of our long-term strategy. These programs are currently most subject to the risks associated with nonclinical and clinical development, including the risks associated with:

•	generating sufficient data to support the initiation or continuation of clinical trials;
•	obtaining regulatory approval to commence clinical trials;
•	contracting with the necessary parties to conduct clinical trials;
•	enrolling sufficient numbers of subjects or patients in clinical trials;
•	the use of, integrity of, patient compliance with, and adequacy of patient reported outcomes in such clinical trials;
•	our ability to demonstrate with substantial clinical evidence the safety and efficacy of such product candidates in such clinical trials;
•	the ability to ensure compliance with new or existing laws or regulations;
•	the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•	adverse events in the clinical trials.

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

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO, and in November 2017, we announced the discontinuation of our promotional support for OTIPRIO in TTP surgery. In August 2018, we announced the initiation of a partnership with Mission, and in May 2019, we announced the initiation of a partnership with Glenmark, both for the promotion of OTIPRIO to certain end users involved in the treatment of patients for AOE. In July 2019, we were notified by Glenmark of its early discontinuation of OTIPRIO promotional support activities due to the delay in FDA approval of its Ryaltris allergy product, and the impact of such delay on its business operations. In August 2019, Mission informed us of its non-renewal of the co-promotion agreement. In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients, but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect.

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

We have in the past experienced delays in our clinical trials and we may in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval, or feedback on trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective CROs, and clinical trial sites;
•	obtain and maintain institutional review board (IRB) approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure clinical investigators observe trial protocol and comply with Good Clinical Practices (GCP) or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts and ensure compliance with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	have sufficient capital to fund a clinical trial.

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

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO, OTIVIDEX and OTO-313. For example, in the Phase 1/2 clinical trial for OTO-313, one patient reported symptoms associated with Grade 2 (moderate) stress cardiomyopathy, a serious adverse event, which was determined not to be treatment related, and six other patients reported Grade 1 (mild) or Grade 2 (moderate) adverse events. If we are successful in commercializing our product or product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product or product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

OTIPRIO and our product candidates, if approved, will face significant competition in the biopharmaceutical industry, and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Akouos, Inc., Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Laboratorios SALVAT S.A., Novartis AG, Novus Therapeutics, Inc., Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, Strekin AG and Synphora AB, are commercializing products or conducting clinical trials for potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

We rely on third parties to conduct many of our nonclinical studies and all our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct many of our nonclinical studies or any of our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations, comply with applicable laws, including with respect to data privacy, or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised or access to such data is impaired due to the failure to adhere to our clinical protocols, regulatory requirements, unauthorized system or data access, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates.

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

In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients, but there are no assurances that such partnership will be successful or that it will not be terminated earlier than we expect. If our ALK partnership is terminated in the future, we may seek other promotional partners for OTIPRIO, but there are no assurances that we can find a new promotional partner or that the terms and timing of any such arrangements would be acceptable to us. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA and we expect such challenges and amendments to continue. The U.S. Supreme Court is expected to review the constitutionality of the ACA in the fall following a series of federal cases that began with a district court ruling that the ACA is unconstitutional in its entirety because the “individual mandate” provisions of the ACA were repealed by Congress. The U.S. government could repeal or change some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business. Recently, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay for certain Part B drugs at the lowest price available in economically comparable countries. In September 2020, President Trump revoked and expanded upon the fourth Executive Order on most-favored-nation drug payment models for Medicare Part B and Part D drugs, directing the Secretary of HHS to immediately take appropriate steps to the extent consistent with law. These Executive Orders do not provide the specifics for implementation and raise questions as to consistency with existing statutory and regulatory authority. How these executive orders will be implemented and their impact on the healthcare industry, in general, and pharmacy services specifically, remain uncertain. In September 2020, FDA also issued a final guidance on importation of certain FDA-approved human prescription drugs and a final rule that sets forth requirements for an importation program for certain prescription drugs from Canada, allowing States, Indian Tribes, and, in certain circumstances, pharmacists and wholesalers, to submit proposals for importation for the FDA for review and authorization. Depending on the details of further administrative actions, these measures as well as other proposals could have significant impacts for drug manufacturers, pharmacies, and providers, which may significantly and adversely affect the business of our customers as well as our ability to generate revenue and achieve profitability. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties, collect, store and transmit large amounts of confidential information (including intellectual property, proprietary business information and personal information, including trial data), and operate other critical functions. Despite the implementation of security measures, our internal computer systems and those of our third-party logistics vendors, CROs and other contractors and consultants, and our partners, are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, natural disasters, terrorism, war and telecommunication and electrical failures. To our knowledge, we have not experienced a material system failure, accident or security breach to date, nor are we aware of our CROs or other contractors experiencing any such material event negatively impacting ongoing trial data, but if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach (whether to our systems or to our CROs or other contractors, consultants, or partners) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, proprietary, or other protected information, we could incur liability and penalties and the development and commercialization of our product candidates could be delayed.

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

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal, state and foreign healthcare fraud and abuse laws, (iv) privacy and data protection laws, and any laws regulating data security, or (v) laws that require the reporting of financial information or data accurately. Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, education, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, as well as various compliance policies and procedures, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in San Diego, which in the past has experienced earthquakes. We do not carry earthquake insurance. The San Diego area has also experienced serious wildfires. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as product development and research efforts for our current product candidates and finance records, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. laws, regulations and customs, tariffs and trade barriers;
•	changes in currency exchange rates and non-U.S. currency controls;
•	changes in a country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty and labor unrest;
•	difficulties associated with staffing and managing international operations;
•	potential liability under the FCPA, UK Bribery Act, GDPR or comparable non-U.S. laws; and
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

Although not involving issued U.S. patents covering our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of the Otonomy patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed. On September 15, 2020, the pending application was issued as U.S. Patent No. 10,772,828.

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

Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and information privacy and security laws regulating health, personal and other information. If we are unable to comply, or have not fully complied, with such laws, we could face penalties.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders, including our directors, executive officers or principal stockholders, sell, or the market perceives that they intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of September 30, 2020, certain holders of approximately 2,205,178 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock.

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

As of September 30, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 21.8% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

OTONOMY, INC.

Date: November 4, 2020	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 4, 2020	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer