Form 10-K
period 2020-12-31
OTONOMY, INC.
filed 2021-02-11
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $103.3 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2020 of $3.62 per share. Shares of the registrant’s common stock held by executive officers, directors and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 48,318,970.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

•	the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•	our expectations regarding the clinical development of OTO-313, including future development activities;
•	our expectations regarding the clinical development of OTO-413, including future development activities;
•	our expectations regarding the potential impacts on our business, preclinical programs and clinical trials due to the COVID-19 pandemic;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our expectations regarding our strategic collaboration with Applied Genetic Technologies Corporation (AGTC) to develop and commercialize a gene therapy for congenital hearing loss (OTO-825);
•	our expectations regarding OTIPRIO co-promotion partnerships;
•	the potential for commercialization of our product candidates, if approved;
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

PART I

Item 1. BUSINESS

Overview

Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and has been utilized to develop a pipeline of product candidates including three clinical-stage programs (OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus, and OTO-413 for hearing loss) as well as several preclinical development programs including a gene therapy collaboration targeting the most common form of congenital hearing loss. We estimate, based on an external market report commissioned by us, that approximately 39 million patients in the United States suffer from the hearing and balance disorders that we are targeting in our clinical and preclinical programs, including moderate or severe vertigo (approximately 11 million), tinnitus (approximately 8 million) or hearing loss (approximately over 20 million). We also developed, registered and commercialized in the United States an otic antibiotic called OTIPRIO that is being marketed by a co-promotion partner, ALK.

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the United States Food and Drug Administration (FDA), we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease.  We have completed enrollment in such additional Phase 3 trial with top-line results expected by the end of February 2021.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We plan to initiate a Phase 2 clinical trial for OTO-313 in the first quarter of 2021, with top-line results expected in mid-2022.

OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413, demonstrating that a single intratympanic injection of OTO-413 was well-tolerated and showed therapeutic activity across multiple speech-in-noise hearing tests. We plan to initiate an expansion of the Phase 1/2 trial in the second quarter of 2021 to evaluate a refined study protocol in additional hearing loss patients, with top-line results expected in mid-2022.

We also have multiple preclinical stage programs addressing additional hearing loss pathologies including a gene therapy for treatment of congenital hearing loss (OTO-825), an otoprotectant for prevention of cisplatin-induced hearing loss (OTO-510), and a hair cell repair and regeneration program for treatment of severe hearing loss (OTO-6XX). In October 2019, we entered into a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene. In July 2020, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for our OTO-6XX program.

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

Given the unprecedented and evolving nature of the COVID-19 pandemic, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on our business operations. We have taken steps to mitigate the impact of the COVID-19 pandemic on our clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites able to enroll patients, among other activity. Nonetheless, we do not know the full extent of potential future delays or impacts on our business operations, our preclinical programs and clinical trials, healthcare systems, our financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by generally adopting a work from home policy in line with directives from the State of California and the applicable local governments, and guidance from the U.S. Centers for Disease Control and Prevention (CDC). On-site activities have been restricted to certain essential facility and laboratory support functions and various safety protocols have been implemented.

Our Product Pipeline

The following table summarizes the status of our product candidates currently in development and the indications for our approved product, and is followed by a brief description of each program:

Program (Compound)	Target Population	Status or Upcoming Milestone
OTIVIDEX (dexamethasone)	Ménière’s Disease	Phase 3 clinical trial results by end of February 2021
OTO-313 (gacyclidine)	Tinnitus	Initiate Phase 2 clinical trial in 1Q21 with top-line results in mid-2022
OTO-413 (BDNF)	Hearing Loss	Initiate expansion of Phase 1/2 clinical trial in 2Q21 with top-line results in mid-2022
OTO-825 (GJB2 gene therapy)	Congenital Hearing Loss	Preclinical development
OTO-510 (otoprotectant)	Cisplatin-Induced Hearing Loss	Preclinical development
OTO-6XX (hair cell repair and regeneration)	Severe Hearing Loss	Preclinical development
OTIPRIO (ciprofloxacin)	TTP Surgery Acute Otitis Externa	Co-promotion partnership for TTP surgery and AOE

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

In July 2020, Otonomy submitted a revised statistical analysis plan for the ongoing Phase 3 trial to the FDA that proposed use of the Negative Binomial model for primary analysis of the daily vertigo count data reported by patients. We believe that this statistical test provides the best fit of the OTIVIDEX clinical data based on the Phase 2b trial, the AVERTS-2 Phase 3 trial, and the integrated dataset from both trials. In November 2020, Otonomy announced that FDA’s review of the statistical analysis plan confirms use of the Negative Binomial model for analysis of the primary endpoint in the ongoing Phase 3 trial. We have completed enrollment in this trial, with a total of 149 Ménière’s disease patients enrolled, and expect to announce top-line results by the end of February 2021. Assuming positive results, submission of a New Drug Application to the FDA is planned for the third quarter of 2021.

OTO-313: Sustained-Exposure NMDA Receptor Antagonist for Tinnitus

OTO-313 is a sustained-exposure formulation of the NMDA receptor antagonist gacyclidine in development for the treatment of tinnitus. Tinnitus is often described as a ringing in the ear but can also sound like roaring, clicking, hissing or buzzing. There are approximately 8 million people in the United States with moderate or severe tinnitus who may have trouble hearing, working and sleeping. At this time, there is no cure for tinnitus and there are no FDA-approved drugs for the treatment of this debilitating condition. Historic and emerging clinical data provide support for the use of NMDA receptor antagonists, including gacyclidine, for the treatment of tinnitus. Mechanistically, agents from this therapeutic class may act to reduce dysfunctional activity resulting from injury to the hearing organ, or cochlea, and be perceived by the patient as tinnitus.

In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. This trial demonstrated a positive clinical response for a single intratympanic injection of OTO-313 using the Tinnitus Functional Index (TFI) that was correlated with tinnitus loudness, tinnitus annoyance and patient global impression of change measures. Based on continued analysis of this data, input from key opinion leaders, and feedback from the FDA in a Type C meeting, we intend to evaluate the same dose for OTO-313 in a Phase 2 trial that will enroll an enriched unilateral tinnitus patient population. To enrich the study population, we intend to exclude patients with severe hearing loss and increase the minimum TFI score required for entry. We will also expand the unilateral patient population eligible for enrollment by increasing the time from tinnitus onset from six months to one year, and will extend the observation period to assess durability of the treatment effect. We plan to initiate this Phase 2 trial in the first quarter of 2021, with top-line results expected in mid-2022.

Development Programs for the Treatment of Sensorineural Hearing Loss

Hearing loss is a large and growing unmet need with estimates by the World Health Organization that more than 360 million people worldwide have disabling levels of loss. This leads to social isolation, lower quality of life and higher rates of dementia and depression. Common causes include aging, noise, exposure to ototoxic drugs and genetics, with increased noise exposure from use of recreational music devices accelerating the onset of hearing loss. The pathologies of hearing loss typically involve damage to hair cells and/or spiral ganglion neurons in the inner ear. As briefly described below, we are advancing four distinct hearing loss programs targeting different pathologies: repair of cochlear synaptopathy for treatment of speech-in-noise hearing difficulty (OTO-413), a gene therapy for the most common cause of congenital hearing loss (OTO-825), protection of hair cells from ototoxic drugs including cisplatin chemotherapy (OTO-510), and hair cell repair and regeneration for treatment of severe hearing loss (OTO-6XX).

OTO-413: Neurotrophic Growth Factor for Cochlear Synaptopathy

Cochlear synaptopathy is a hearing pathology caused by damage to ribbon synapses that has become an active focus of otology research in the last decade. Ribbon synapses are critical to hearing because they connect sound transducers in the cochlea called hair cells to auditory nerve fibers, which carry the electrical sound impulse to the brain for interpretation. Damage to ribbon synapses can be caused by exposure to loud noise and/or aging, and results in hearing problems in the presence of background noise referred to as speech-in-noise hearing difficulty. This condition is estimated to affect a significant proportion of the approximately 20 million people in the U.S. with moderate or severe hearing loss. Hearing aids provide limited benefit for speech-in-noise hearing problems and there is no FDA-approved drug treatment for this condition.

OTO-413 is a proprietary, sustained-exposure formulation of BDNF which is a naturally occurring protein involved in neuron growth and repair. Nonclinical studies by us and other research groups have demonstrated that local administration of BDNF repairs ribbon synapses damaged due to noise trauma or exposure to ototoxic chemicals and restores hearing function. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413 in subjects with hearing loss. The randomized, double-blind, placebo-controlled, ascending dose trial demonstrated that a single intratympanic injection of OTO-413 was well-tolerated across all dose cohorts. Furthermore, there was demonstration of therapeutic activity of OTO-413 versus placebo across multiple clinically-validated speech-in-noise hearing tests at consecutive time points (Days 57 and 85). We plan to initiate an expansion of the Phase 1/2 trial in the second quarter of 2021 to evaluate a refined study protocol in additional hearing loss patients, with top-line results expected in mid-2022.

OTO-825: GJB2 Gene Therapy Program for Congenital Hearing Loss

Congenital hearing loss is a significant unmet medical need with about 1 out of 500 children born with or developing hearing loss early in life. Genetic mutations are the most common cause of congenital hearing loss and a defect in the gap junction beta-2 (GJB2) gene is the most common of these mutations, accounting for approximately 30% of cases. Patients with GJB2 mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns.

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

During 2020, Otonomy and AGTC presented preclinical results at several research conferences demonstrating that a gene of interest can be expressed in support cells of the cochlea, which are the relevant target cells for treating GJB2 deficiency, using novel and proprietary AAV capsids. In addition, studies conducted in non-human primates demonstrated that consistent gene expression could be observed for at least 12 weeks following a single local administration. Based on these results, Otonomy and AGTC have selected a GJB2 product candidate (OTO-825) for further development.

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

OTO-6XX: Hair Cell Repair and Regeneration for Severe Hearing Loss

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

Considerable interest and attention has been focused by otology researchers over the past several decades for ways to regenerate auditory hair cells as an approach to treating severe hearing loss. This effort has included extensive research with non-mammalian species that do regenerate hair cells to identify pathways for therapeutic intervention. Targeting one of these pathways, we have demonstrated regeneration of hair cells in a nonclinical proof-of-concept model using a class of small molecules formulated for sustained-exposure local delivery. In July 2020, we entered into an exclusive license agreement with Kyorin that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for our OTO-6XX program.

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

We provided promotional support for OTIPRIO using an internal sales force beginning in the first quarter of 2016 which continued into the fourth quarter of 2017. In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product, however, OTIPRIO continues to be available for purchase by customers. In June 2020, we entered into a co-promotion partnership with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices and in October 2020, we amended that agreement to include promotion of OTIPRIO for use during TTP surgery in pediatric patients.

Our Proprietary Otic Drug Delivery Technologies

To overcome many of the limitations of delivering drugs to the ear, we have developed multiple proprietary formulation technologies designed to deliver drug that is retained in the ear for an extended period of time following a single local administration, which we refer to as “sustained exposure.” One of these technologies utilizes a thermosensitive polymer called poloxamer which transitions from a liquid to a gel at body temperature. The polymer vehicle is combined with drug microparticles to create a suspension that is retained in the ear for an extended period of time. This prolonged residence time provides high and sustained drug exposure.

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

We have a broad patent portfolio of approximately 70 issued patents and allowed patent applications and at least 68 pending patent applications in active prosecution covering our product, product candidates and indications as well as other potential applications of our drug delivery technologies in major markets around the world.

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

OTIPRIO

Antibiotic ear drops are currently the primary treatment option for use during TTP surgery even though no ear drop product has been approved by the FDA for this indication. Multiple ear drops are approved and marketed for use in treating patients with AOE and AOMT. Marketed antibiotic ear drops include CIPRODEX® Otic from Novartis Pharmaceuticals Corporation, and Otovel® from Arbor Pharmaceuticals, LLC. The key competitive factors affecting the success of OTIPRIO are likely to be its efficacy, safety, tolerability, dosing regimen, route of administration, convenience and price, and the availability of coverage and adequate reimbursement from government and other third-party payors.

OTIVIDEX

There are no drugs currently approved by the FDA for the treatment of Ménière’s disease. Current treatments commonly used for Ménière’s disease in the United States include observance of a low-salt diet and off-label use of diuretics, oral steroids, and repeat IT injections of steroid solution. Patients who are unresponsive to treatment may resort to surgical or chemical ablation, which can cause irreversible hearing loss. We are aware that Sound Pharmaceuticals completed a Phase 2b clinical trial with SP-1005 and Auris Medical Holding AG is developing AM-125, a nasal formulation of betahistine, for the treatment of Ménière’s disease.

OTO-313

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies that have developed potential pharmaceutical treatments for tinnitus, including Auris Medical Holding AG, which conducted a Phase 3 clinical program evaluating repeat IT injections of Keyzilen® (formerly AM-101) in patients with tinnitus. Both Phase 3 trials failed to achieve the primary endpoint. We are also aware that Autifony Therapeutics terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH suspended development of oral neramexane for chronic tinnitus, and Novartis AG completed a Phase 2 clinical trial for chronic tinnitus.

Hearing Loss Programs

There are no drugs currently approved by the FDA for the treatment of hearing loss. Oral steroids and repeat IT steroid injections are often used for the treatment of sudden sensorineural hearing loss (SSNHL), which is a rapidly emergent form of hearing loss. Hearing aids are used by a subset of patients with hearing loss and a limited number of patients with severe hearing loss are treated with cochlear implants. We are aware of a number of companies in clinical development with potential pharmaceutical treatments for various hearing loss indications, including Auris Medical Holding AG, which has reported negative results for a Phase 3 trial for AM-111 in SSNHL and terminated a second Phase 3 trial early, Fennec Pharmaceuticals, which has completed two Phase 3 trials and filed a New Drug Application with the FDA for PEDMARK™ in CIHL, Metarmor, which has conducted a Phase 3 trial with D-MET in noise-induced hearing loss (NIHL), Strekin AG, which is conducting a Phase 3 trial with STR001 in SSNHL, Sound Pharmaceuticals, which has completed a Phase 2 trial with SPI-1005 in patients with NIHL, is enrolling a Phase 2 trial for aminoglycoside-induced hearing loss (AIHL) prevention, and has stated plans to initiate a Phase 2 trial in CIHL, Audion Therapeutics, which has completed a Phase 2 trial with LY3056480 in patients with mild to moderate hearing loss, Sensorion, which has initiated a Phase 2 trial with SENS-401 in SSNHL and has stated plans to initiate a Phase 2 trial in CIHL, Frequency Therapeutics, which has completed a Phase 1/2 trial with FX-322 in patients with hearing loss associated with SSNHL or NIHL and has initiated a Phase 2a trial in a similar patient population as well as two Phase 1b trials in additional hearing loss patient populations, Otologic Pharmaceutics, which has completed a Phase 1 trial with NHPN-010, Decibel Therapeutics, which has initiated a Phase 1b trial with DB-020 in CIHL, Spiral Therapeutics that has initiated a Phase 1 trial with LPT99 in SSNHL, and Pipeline Therapeutics has initiated a Phase 1/2 trial in SSNHL. We are also aware of several companies conducting preclinical development for gene therapy programs targeting congenital hearing loss including Akouos, Inc., Decibel Therapeutics, BridgeBio Pharma, Inc. and Sensorion.

Sales and Marketing

We commercialized OTIPRIO using an internal sales force beginning in the first quarter of 2016 and continued promotional support into the fourth quarter of 2017. In November 2017, we announced the discontinuation of promotional support for OTIPRIO in order to significantly reduce operating expenses related to the product, however, OTIPRIO continues to be available for purchase by customers. We entered into a co-promotion partnership with ALK in June 2020 to support the promotion of OTIPRIO for the treatment of AOE in physician offices, and amended the agreement in October 2020 to also include ALK’s promotion of OTIPRIO for use during TTP surgery in pediatric patients.

As noted above, we have recently completed enrollment in an additional Phase 3 trial for OTIVIDEX with top-line results expected in the first quarter of 2021. Assuming positive results, submission of a New Drug Application to the FDA is planned for the third quarter of 2021. Otonomy is currently developing its plans for commercialization of OTIVIDEX in the United States that may include collaboration with commercial partners.

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

OTIPRIO

OTIPRIO is billable as a physician-administered drug in the United States using the J Code that was assigned to the product by the Centers for Medicare & Medicaid Services (CMS) and became effective as of January 1, 2017. The Wholesale Acquisition Cost for OTIPRIO is $283.20 per vial. A single vial of OTIPRIO is sufficient for treating a patient during TTP surgery or for the treatment of AOE.

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

OTIVIDEX

OTIVIDEX is a suspension containing the steroid dexamethasone and P407. We currently purchase dexamethasone from a single supplier on a purchase-order basis and we do not have a long-term supply agreement. Although dexamethasone is commercially available from other sources, we do not anticipate needing an alternative supplier. We believe that we can effectively manage the risk of supply chain disruption by purchasing and storing quantities of dexamethasone sufficient for our clinical, and, if OTIVIDEX is approved for marketing by the applicable regulatory authorities, our commercial requirements. We currently use two third-party contract manufacturers to produce OTIVIDEX that we believe can satisfy our initial commercial requirements.

OTO-313

OTO-313 is a formulation containing gacyclidine. We currently purchase gacyclidine from a single supplier on a purchase-order basis and we do not have a long-term supply agreement. We currently use one third-party contract manufacturer to produce OTO-313 and are currently evaluating our supply chain to ensure support of our future clinical development requirements.

OTO-413

OTO-413 is a formulation containing BDNF. We currently purchase BDNF from a single supplier on a purchase-order basis and we do not have a long-term supply agreement. We are currently evaluating our supply chain to ensure support of our future clinical development requirements.

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

Our patent estate includes patents and applications with claims directed to OTIPRIO, and our OTIVIDEX, OTO-313, OTO-413, and other product candidates. Our patent estate also provides patents and applications with claims directed to a broad range of other active agents as potential future product candidates that are delivered using our proprietary technologies. Our patent estate, on a worldwide basis, includes approximately 70 issued patents and allowed patent applications, and at least 68 pending patent applications in active prosecution with claims relating to our OTIPRIO, OTIVIDEX, OTO-313, OTO-413, other product candidates, future product candidates, manufacturing processes and alternative otic delivery technologies.

For OTIPRIO, we co-own a patent family with the Regents of the University of California (UC) that is directed to the composition and therapeutic use of OTIPRIO. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes four issued U.S. patents and three pending U.S. applications. The latest expiry date of the U.S. patents, without extensions, is April 2030, and the first three issued U.S. patents have been Orange Book (OB) listed for otitis media with effusion undergoing TTP surgery. The fourth issued patent has been OB listed for AOE. The fifth issued patent is expected to be OB listable for AOMT, if approved by FDA.  Any future U.S. patents issuing from the related applications and directed to OTIPRIO are also expected to be OB listable. This family also includes issued patents in Australia, Canada, China, Europe, Israel, Japan and Korea. Divisional patent applications have been filed in select countries of this family. In addition, we solely own a patent family directed to certain therapeutic uses of OTIPRIO, which includes an issued U.S. patent that has been submitted for OB listing and can extend patent protection of OTIPRIO to August 2034. Furthermore, we solely own a patent family directed to OTIPRIO and its manufacturing methods, which includes an issued U.S. patent that has been OB listed and extends patent protection of OTIPRIO to July 2035; and another issued the U.S. patent that has been submitted for OB listing. Outside of U.S., this patent family includes issued patents in China and Japan and pending applications in Australia, Canada, Europe, and Korea. Finally, we solely own a patent family directed to the packaged OTIPRIO product, and two patent families directed to AOE and AOMT.

For OTIVIDEX, we co-own a patent family with UC directed to the composition and therapeutic use of OTIVIDEX. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. This family includes six issued U.S. patents and one pending U.S. application. The latest expiry date of the U.S. patents, without extensions, is September 2029, and these patents and any future U.S. patent issuing from the related applications are expected to be OB listable. This family also includes issued patents or allowed applications in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, Singapore, South Africa, Taiwan, and the United Kingdom (UK); and pending applications in Brazil and Thailand. Divisional patent applications have been filed in select countries for this family. We solely own an issued U.S. patent directed to manufacturing methods of OTIVIDEX. The expiry date of this U.S. patent, without extensions, is April 2030.

For OTO-313, we solely own a patent family directed to, among other things, the composition and therapeutic use of OTO-313. This family includes one issued U.S. patent and one pending U.S. application and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, and Korea. Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of June 2037. We also solely own a patent family directed to therapeutic use of OTO-313.  Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of December 2041. In addition, we have licensed from Durect a patent family directed to the therapeutic use of OTO-313. This family includes one issued U.S. patent and one issued Japanese patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

For OTO-413, we co-own a patent family with UC directed to the composition and therapeutic use of OTO-413. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. Any future U.S. or foreign patents issuing from this patent family and directed to OTO-413 are expected to have an expiry date of April 2029. In addition, we solely own three patent families directed to certain aspects of the composition and therapeutic use of OTO-413. Any future U.S. or foreign patents issuing from those patent families and directed to OTO-413 are expected to have an expiry date of January 2039, January 2041 and December 2041, respectively.

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

In addition to patents, we have obtained trademark registrations for the “OTIPRIO” mark in the United States, Australia, Canada, China, the European Union (EU), Japan, Korea, New Zealand and the UK; we have obtained trademark registrations for the “OTONOMY” mark in the United States; and we have obtained trademark registration for the “OTIVIDEX” mark in the United States, the EU, and the UK. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. Although it is not expected to be relevant to our product or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of our patent claims and all but one of the Auris patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’s single claim is as of Auris’s filing date of 2014 rather than the 2005 date argued by Auris.  This interference decision does not involve issued U.S. patents covering our product or product candidates. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On April 5, 2017, Auris filed a Notice of Cross-Appeal to ask the

Federal Circuit to reverse PTAB’s decision that Auris’s other claims are not patentable. In August 2018, the Federal Circuit issued a final ruling in Otonomy’s favor. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed. On September 15, 2020, the pending application was issued as U.S. Patent No. 10,772,828. We continue to monitor patent applications filed and being protected by Auris, in case we may need to consider similar or other actions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

Government Regulation

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, quality control, manufacture, packaging, storage, recordkeeping, approval, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in a foreign country. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human patients with the target disease or condition and tested for safety, dosage tolerability, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

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

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act (ACA), contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. It is unclear how such litigation, other efforts to repeal and replace the ACA, and healthcare measures of the current administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. For example, the ACA revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees and taxes for certain branded prescription drugs. In November 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear how these new regulations and healthcare measures of the current Administration will affect current policies and the impact on our business. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

•

the federal transparency requirements under the ACA requires manufacturers of drugs, devices, biologicals and medical supplies to annually report to CMS, an agency within HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, that may apply to our business operations, including our sales or marketing arrangements, and claims involving healthcare items or services reimbursed by governmental third-party payors, and in some instances, also such claims reimbursed by non-governmental third-party payors, including private insurers.

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

Human Capital

As of December 31, 2020, we had 56 full-time employees. Of these employees, 44 were engaged in research and development activities, and 12 were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to remain focused on corporate objectives and perform to achieve our corporate objectives.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by generally adopting a work from home policy in line with directives from the State of

California and the applicable local governments, and guidance from the CDC. On-site activities have been restricted to certain essential facility and laboratory support functions and various safety protocols have been implemented.

Channels for Disclosure of Information

Investors, the media and others should note that we may announce material information to the public through filings with the SEC, our website (www.otonomy.com), press releases, public conference calls and public webcasts. We encourage our investors, the media and others to follow the channels of disclosure listed above and review the information disclosed through any such channels as such information could be deemed to be material information. Please note that this list of channels of disclosure may be updated from time to time.

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

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy are the property of Otonomy. Other service marks, trademarks, and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ITEM 1A.Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the specific factors discussed below, as well as all other information included in this Annual Report on Form 10-K, including our financial statements, the notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in our securities.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

•	We have not yet generated significant product revenue and may never become profitable.
•

We will require additional financing to obtain regulatory approval for OTIVIDEX, OTO-313, OTO-413 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

•	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, could materially and adversely affect our business, operations and financial condition.
•	We are dependent upon the clinical, regulatory and commercial success of OTIVIDEX for Ménière’s disease.
•

In addition to OTIVIDEX, our long-term prospects depend in part upon advancing additional product candidates, such as OTO-313 and OTO-413, through clinical development to regulatory approval and commercialization.

•

OTIPRIO and our product candidates, OTIVIDEX, OTO-313, OTO-413 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

•

We may be unable to obtain regulatory approval for our product candidates other than OTIPRIO. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

•

Use of our product or product candidates could be associated with undesirable side effects or adverse events that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•

OTIPRIO and our product candidates, if approved, will face significant competition in the biopharmaceutical industry, and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

•

We rely on third parties to conduct many of our nonclinical studies and all our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, our product candidates.

•	If our efforts to protect the intellectual property related to our product and product candidates are not adequate, we may not be able to compete effectively in our market.
•	Our business and products are subject to extensive government regulation.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue. We continue to incur significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. We have recorded net losses of $44.7 million, $44.7 million and

$50.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $504.6 million.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 (formerly OTO-311) and OTO-413. In particular, conducting clinical trials for OTIVIDEX, OTO-313 and OTO-413 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $86.3 million and an outstanding debt balance of $15.2 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTIVIDEX, OTO-313, OTO-413 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen and Company, LLC (Cowen) to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of December 31, 2020, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Third-party manufacturers which we use for the supply of materials for our product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19.  Although we expect no material impact on the clinical supply of our product candidates for our current clinical trials, should our third-party manufacturers experience extended disruptions, we could experience delays in future trials. Further, in June 2020, FDA issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Such guidance and any future guidance or regulatory requirements impacting drug product manufacturing, including delays associated with complying with new requirements, could impact the operations of our contract manufacturers, our business, and our ability to obtain sufficient supplies for our clinical development on a timely basis.

Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay our clinical timelines, the development of our product candidates, and regulatory approval for our product candidates.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial.

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

We have invested substantial resources in the development of OTIVIDEX. We have completed two Phase 3 clinical trials for OTIVIDEX in Ménière’s disease patients. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint while the AVERTS-1 trial, conducted in the United States, did not. Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the U.S. registration of OTIVIDEX in Ménière’s disease. We have completed enrollment in such additional Phase 3 trial with top-line results expected in the first quarter of 2021.

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

We received questions from the FDA regarding use of the Generalized Poisson model to analyze the daily vertigo count data reported by patients in our ongoing OTIVIDEX Phase 3 clinical trial, and we submitted to the FDA a revised statistical analysis plan that uses a statistical test called the Negative Binomial model for the primary analysis. FDA’s review of the revised statistical analysis plan confirmed our use of the Negative Binomial model for analysis of the primary endpoint in this ongoing trial. However, we cannot guarantee that our revised statistical analysis plan and associated target enrollment plan will be adequate. If the FDA does not agree with how we implemented the statistical analysis plan or our conclusions, we may not receive regulatory approval for our product candidate or we may be required to conduct additional studies that may significantly delay approval, any of which will severely impact our business.

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

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO, OTIVIDEX, OTO-313, and OTO-413. For example, in the Phase 1/2 clinical trial for OTO-313, one patient reported symptoms associated with Grade 2 (moderate) stress cardiomyopathy, a serious adverse event, which was determined not to be treatment related, and six other patients reported Grade 1 (mild) or Grade 2 (moderate) adverse events. If we are successful in commercializing our product or product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product or product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

OTIPRIO and our product candidates, if approved, will face significant competition in the biopharmaceutical industry, and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Akouos, Inc., Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Laboratorios SALVAT S.A., Novartis AG, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are commercializing products or developing potential products for the treatment of various otic indications, including ear infections, tinnitus, Ménière’s disease and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and for the treatment of AOE and is in development for AOMT. We are developing OTIVIDEX for the treatment of vertigo associated with Ménière’s disease, OTO-313 for the treatment of tinnitus and OTO-413 for the treatment of hearing loss. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product or product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product or product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

There have been judicial and Congressional challenges to certain aspects of the ACA. The U.S. Supreme Court heard oral arguments on the constitutionality of the ACA in November 2020  following a series of federal cases that began with a district court ruling that the ACA is unconstitutional in its entirety because the “individual mandate” provisions of the ACA were repealed by Congress. It is unclear how such litigation, other efforts to repeal and replace the ACA, and healthcare measures of the current administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business.

Recently, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay for certain Part B drugs at the lowest price available in economically comparable countries. In 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. In September 2020, FDA also issued a final guidance on importation of certain FDA-approved human prescription drugs and a final rule that sets forth requirements for an importation program for certain prescription drugs from Canada, allowing States, Indian Tribes, and, in certain circumstances, pharmacists and wholesalers, to submit proposals for importation for the FDA for review and authorization. In November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear how these new regulations and healthcare measures of the Biden administration will impact on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which aims to increase lease transparency and comparability among organizations. Further, we early adopted Accounting Standards Update No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, effective January 1, 2020, which removes the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn may cause extreme volatility and disruptions in the capital and credit markets and could result in a variety of risks to our business and our ability to raise additional capital when needed on acceptable terms, if at all. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers and third-party payors to delay making payments for our services.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals, consultants and independent contractors who were previously employed at other biotechnology or pharmaceutical companies. Although we require all employees to enter into confidentiality and proprietary information agreements, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential or proprietary information of these third parties or their former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants, independent contractors or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Government Regulation

Our business and products are subject to extensive government regulation.

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA, the U.S. Drug Enforcement Administration (DEA), the CDC, the U.S. Department of Health and Human Services, and its various agencies, and also from state and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act (FFDCA), the Public Health Service Act, and the Controlled Substances Act, among others, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, disgorgement, contractual damages, and/or exclusion from future participation in the Medicare and Medicaid programs. After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in the implementation of Risk Evaluation and Mitigation Strategies (REMS), programs, completion of government mandated clinical trials, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing cGMPs.

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

For example, in the United States, HIPAA imposes certain obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization. Similarly, the California Consumer Privacy Act of 2018 (CCPA) took effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In November 2020, California passed the California Privacy Rights Act (CPRA), which amends and expands the CCPA. The CCPA and the CPRA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	regulatory or legal developments;
•	results from or delays in clinical trials of our product candidates or product candidates of companies that are perceived to be similar to us;
•	announcements of regulatory approval or disapproval of our product candidates;
•	commercialization of our products, if approved;
•	FDA or other regulatory actions affecting us or our industry;
•	introductions and announcements of new products or product candidates by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•	our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•	actual or anticipated quarterly variations in our results of operations or those of our competitors;
•	changes in financial estimates or guidance, including our ability to meet our revenue, operating profit or loss and cash balance estimates or guidance;
•	sales of substantial amounts of our stock by insiders and large stockholders, or the expectation that such sales might occur;
•	general economic, industry and market conditions;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	expiration or termination of our potential relationships with strategic and co-promotion partners;
•	limited trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

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

As of December 31, 2020, certain holders of approximately 2,205,178 shares of our common stock, including shares issuable upon the exercise of outstanding options, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned approximately 29.9% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.

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
•

any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; and

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

The market price of our common stock has been and will likely continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $382.8 million and $124.8 million, respectively. Of the federal NOLs, approximately $142.2 million were generated after January 1, 2018, and therefore do not expire. Our U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in tax years beginning after December 31, 2020 will be limited to 80% of taxable income in such years. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $12.0 million and $5.8 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Holders of Record

On February 5, 2021, the closing sale price of our common stock on The NASDAQ Global Select Market was $5.47. As of February 5, 2021, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear in order to develop products that achieve sustained drug exposure from a single local administration. This approach is covered by a broad patent estate and has been utilized to develop a pipeline of product candidates including three clinical-stage programs (OTIVIDEX for Ménière’s disease, OTO-313 for tinnitus, and OTO-413 for hearing loss) as well as several preclinical development programs including a gene therapy collaboration targeting the most common form of congenital hearing loss. We estimate, based on an external market report commissioned by us, that approximately 39 million patients in the United States suffer from the hearing and balance disorders that we are targeting in our clinical and preclinical programs, including moderate or severe vertigo (approximately 11 million), tinnitus (approximately 8 million) or hearing loss (approximately over 20 million). We also developed, registered and commercialized in the United States an otic antibiotic called OTIPRIO that is being marketed by a co-promotion partner, ALK.

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone in development for the treatment of Ménière’s disease. Two Phase 3 trials in Ménière’s disease patients were completed in the second half of 2017. The AVERTS-2 trial, conducted in Europe, achieved its primary endpoint (p value = 0.029), while the AVERTS-1 trial, conducted in the United States, did not (p value = 0.62). Based on a Type C meeting with the FDA, we believe that one additional successful pivotal trial is sufficient to support the United States registration of OTIVIDEX in Ménière’s disease. We have completed enrollment in such additional Phase 3 trial with top-line results expected by the end of February 2021.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We plan to initiate a Phase 2 clinical trial for OTO-313 in the first quarter of 2021, with top-line results expected in mid-2022.

OTO-413 is a sustained-exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413, demonstrating that a single intratympanic injection of OTO-413 was well-tolerated and showed therapeutic activity across multiple speech-in-noise hearing tests. We plan to initiate an expansion of the Phase 1/2 trial in the second quarter of 2021 to evaluate a refined study protocol in additional hearing loss patients, with top-line results expected in mid-2022.

We also have multiple preclinical stage programs addressing additional hearing loss pathologies including a gene therapy for treatment of congenital hearing loss (OTO-825), an otoprotectant for prevention of cisplatin-induced hearing loss (OTO-510), and a hair cell repair and regeneration program for treatment of severe hearing loss (OTO-6XX). In October 2019, we entered into a strategic collaboration with AGTC to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with congenital hearing loss caused by a mutation in the GJB2 gene. In July 2020, we entered into an exclusive license agreement with Kyorin that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for our OTO-6XX program.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during TTP surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of AOE. In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock for $64.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $86.3 million and an outstanding debt balance of $15.2 million.

We have never been profitable, and as of December 31, 2020, we had an accumulated deficit of $504.6 million. Our net losses were $44.7 million, $44.7 million and $50.4 million for the years ended December 31, 2020 2019 and 2018, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTIVIDEX, OTO-313 and OTO-413;
•	conduct nonclinical development of OTO-825, OTO-510 and OTO-6XX;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Given the unprecedented and evolving nature of the COVID-19 pandemic, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on our business operations. We have taken steps to mitigate the impact of the COVID-19 pandemic on our clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting the increasing number of sites able to enroll new patients, among other activity. Nonetheless, we do not know the full extent of potential future delays or impacts on our business operations, our preclinical programs and clinical trials, healthcare systems, our financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

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

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2020	2019	2018
Third-party development costs:
OTIPRIO	$—	$—	$137
OTIVIDEX	4,383	7,709	5,160
OTO-313	1,527	2,951	2,262
OTO-413	2,385	4,557	5,264
Total third-party development costs	8,295	15,217	12,823
Other unallocated internal research and development costs	19,702	17,588	19,021
Total research and development costs	$27,997	$32,805	$31,844

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020, 2019 and 2018 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2020, we had U.S. federal and state NOLs of approximately $382.8 million and $124.8 million, respectively. Of the federal NOLs, approximately $142.2 million were generated after January 1, 2018, and therefore do not expire. Our U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in tax years beginning after December 31, 2020 will be limited to 80% of taxable income in such years. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $12.0 million and $5.8 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

As of December 31, 2020, we had a full valuation allowance against our net deferred tax assets.

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

Additionally, we intend to rely on certain exemptions and reduced reporting requirements available to us as a non-accelerated filer, including those relating to providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the significant components of our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Change
Research and development	27,997	32,805	(4,808)
Selling, general and administrative	14,575	11,690	2,885

Research and development expenses. The decrease of $4.8 million in research and development expenses resulted from a number of activities including: (i) a decrease of $3.3 million in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2020 as a result of COVID-19 related delays; (ii) a decrease of $2.2 million in development costs for our OTO-413 hearing loss program due to the completion of manufacturing and nonclinical studies in 2019, partially offset by an increase in clinical trial and development costs in 2020; and (iii) a decrease of $1.4 million in OTO-313 clinical trial and development costs primarily due to the completion of enrollment in the quarter ended March 31, 2020. These decreases were partially offset by an increase of $2.1 million in personnel costs and other operating expenses.

Selling, general and administrative expenses. The increase of $2.9 million in selling, general and administrative expenses was primarily related to an increase of $1.9 million in professional services due to the discontinuation of cost reimbursement received from our OTIPRIO co-promotion partners in 2019 and an increase of $1.0 million in personnel costs, including stock-based compensation expense, and other operating expenses.

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Change
Research and development	32,805	31,844	961
Selling, general and administrative	11,690	20,008	(8,318)

Research and development expenses. The increase of $1.0 million in research and development expenses resulted from a number of activities including: (i) a $2.5 million increase in OTIVIDEX clinical trial and development costs related to the Phase 3 trial initiated in the third quarter of 2018; (ii) a $0.7 million increase in OTO-313 clinical trial and development costs related to the Phase 1/2 trial initiated in the second quarter of 2019; and (iii) an increase of $0.5 million in other research and development costs, including professional services. These increases were partially offset by: (i) a decrease of $0.7 million in clinical trial and development costs for our OTO-413 hearing loss program; and (ii) a $2.0 million net decrease in personnel costs, including stock-based compensation expense associated with the Option Exchange in 2018.

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

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $504.6 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $86.3 million. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(38,874)	$(36,925)	$(38,434)
Investing activities	(20,215)	28,296	37,984
Financing activities	64,663	195	15,165
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,574	$(8,434)	$14,715

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates and to support the commercialization of OTIPRIO. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $38.9 million in 2020 compared to $36.9 million in 2019. The increase in the utilization of cash was primarily due to a decrease in accrued expenses compared to an increase in the prior year.  Net cash used in operating activities was $36.9 million in 2019 compared to $38.4 million in 2018.  The decrease in the utilization of cash was primarily due to a decrease in operating losses compared to the prior year.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash used in investing activities was $20.2 million in 2020 compared to net cash provided of $28.3 million in 2019 and net cash provided of $38.0 million in 2018. The increase in net cash used in investing activities in 2020 compared to 2019 was primarily due to net purchases of short-term investments. The decrease in net cash provided by investing activities in 2019 compared to 2018 was primarily due to net maturities of short-term investments used to fund operations.

Financing activities. The primary source of net cash provided by financing activities was net proceeds from the sale of our equity securities.

Net cash provided by financing activities was $64.7 million in 2020 compared to $0.2 million in 2019 and $15.2 million in 2018. Net cash provided by financing activities in 2020 consisted of $64.2 million related to the issuance of common stock and pre-funded warrants and $0.5 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2019 consisted of $0.2 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2018 consisted primarily of net proceeds of $14.8 million from a loan and $0.4 million in net proceeds for shares issued for stock option exercises and under our employee stock purchase plan.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through December 31, 2020, we have not sold any shares under the Sales Agreement.

Term Loan

Oxford Loan

On December 31, 2018 (the Closing Date), we entered into a Loan and Security Agreement with Oxford Finance LLC (the Loan Agreement). The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. We have the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 1.00%. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). We paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. During the year ended December 31, 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The extension was accounted for as a modification, with no material effect on our financial statements or financial position. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.2 million as of December 31, 2020.

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

We believe that our existing cash, cash equivalents and short-term investments that include proceeds from our long-term debt will be sufficient to fund our operations for a period of at least twelve months from the date of this Annual Report on Form 10‑K. When additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Otonomy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Otonomy, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Expense Accrual
Description of the Matter

As of December 31, 2020, the Company recorded $1.5 million for accrued clinical trial costs. As described in Note 2 of the Form 10-K, the Company records accruals for estimated costs of clinical trial activities, resulting from the Company’s obligations under contracts with vendors, contract research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including Contract Research Organizations (“CRO”) as to the progress or state of its trials.

Auditing management’s accounting for accrued clinical trial expenses was especially challenging as calculating the liability for clinical trial activity includes determining the progress or stage of completion of the activities included in the individual clinical trial agreements based on internal and external information, and involves a high volume of data.

How We Addressed the Matter in Our Audit

To test the adequacy of the Company’s clinical trial expense accruals, we performed audit procedures that included, amongst others, obtaining supporting evidence of the status of significant clinical trials based on communications with both internal and external clinical trial service providers.  For instance, we attended internal clinical trial and project status meetings with accounting personnel and clinical project managers to corroborate the status of clinical trial activities. To verify the appropriate measurement of accrued clinical trial costs, we reviewed significant agreements, confirmed fees and status directly with the CRO, selected a sample of transactions to compare the recorded expense against related invoices and contracts, recalculated the clinical expense and accrual and tested a sample of payments made subsequent to year-end to evaluate the completeness of the clinical trial expense accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Diego, California

February 11, 2021

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$30,767	$25,194
Short-term investments	55,576	35,476
Prepaid and other current assets	2,372	2,480
Total current assets	88,715	63,150
Restricted cash	702	701
Property and equipment, net	2,766	3,702
Right-of-use assets	14,082	15,465
Total assets	$106,265	$83,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$849	$1,161
Accrued expenses	2,953	5,442
Accrued compensation	3,927	2,593
Leases, current	3,265	3,302
Total current liabilities	10,994	12,498
Long-term debt, net	15,158	14,967
Leases, net of current	13,847	15,320
Total liabilities	39,999	42,785
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 48,318,970 and 30,814,211 shares issued and outstanding at December 31, 2020 and 2019, respectively	48	31
Additional paid-in capital	570,841	500,084
Accumulated other comprehensive income	1	11
Accumulated deficit	(504,624)	(459,893)
Total stockholders’ equity	66,266	40,233
Total liabilities and stockholders’ equity	$106,265	$83,018

See accompanying notes.

Otonomy, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Product sales, net	$273	$600	$745
Costs and operating expenses:
Cost of product sales	1,188	912	946
Research and development	27,997	32,805	31,844
Selling, general and administrative	14,575	11,690	20,008
Total costs and operating expenses	43,760	45,407	52,798
Loss from operations	(43,487)	(44,807)	(52,053)
Other income (expense):
Interest income	326	1,723	1,689
Interest expense	(1,570)	(1,591)	(4)
Total other (expense) income, net	(1,244)	132	1,685
Net loss	(44,731)	(44,675)	(50,368)
Net loss per share, basic and diluted	$(1.10)	$(1.45)	$(1.65)
Weighted-average shares used to compute net loss per share, basic and diluted	40,845,844	30,726,786	30,610,244

See accompanying notes.

Otonomy, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(44,731)	$(44,675)	$(50,368)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(10)	34	77
Comprehensive loss	$(44,741)	$(44,641)	$(50,291)

See accompanying notes.

Otonomy, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2017	30,558,726	$31	$482,198	$(100)	$(364,850)	$117,279
Issuance of common stock upon exercise of stock options	18,800	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	107,886	—	303	—	—	303
Stock-based compensation expense	—	—	12,414	—	—	12,414
Net loss	—	—	—	—	(50,368)	(50,368)
Unrealized gain on available-for-sale securities	—	—	—	77	—	77
Balance at December 31, 2018	30,685,412	31	494,947	(23)	(415,218)	79,737
Issuance of common stock upon exercise of stock options	2,912	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	125,887	—	242	—	—	242
Stock-based compensation expense	—	—	4,890	—	—	4,890
Net loss	—	—	—	—	(44,675)	(44,675)
Unrealized gain on available-for-sale securities	—	—	—	34	—	34
Balance at December 31, 2019	30,814,211	31	500,084	11	(459,893)	40,233
Issuance of common stock and pre- funded warrants, net of issuance costs	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options	92,035	—	206	—	—	206
Issuance of common stock under employee stock purchase plan	137,724	—	270	—	—	270
Stock-based compensation expense	—	—	6,111	—	—	6,111
Net loss	—	—	—	—	(44,731)	(44,731)
Unrealized loss on available-for-sale securities	—	—	—	(10)	—	(10)
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(44,731)	$(44,675)	$(50,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,062	1,149	1,186
Stock-based compensation	6,111	4,890	12,414
Accretion of discounts on short-term investments	(29)	(787)	(506)
Amortization of debt discount	191	189	—
Deferred rent	—	—	103
Changes in operating assets and liabilities:
Prepaid and other assets	108	536	(493)
Accounts payable	(374)	127	68
Accrued expenses	(2,419)	1,656	(166)
Accrued compensation	1,334	(42)	(672)
Right-of-use assets and lease liabilities, net	(127)	32	—
Net cash used in operating activities	(38,874)	(36,925)	(38,434)
Cash flows from investing activities:
Purchases of short-term investments	(68,581)	(85,004)	(104,270)
Maturities of short-term investments	48,500	114,000	142,750
Purchases of property and equipment	(134)	(700)	(496)
Net cash (used in) provided by investing activities	(20,215)	28,296	37,984
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	64,187	—	—
Proceeds from issuance of long-term debt, net of cash issuance costs	—	—	14,830
Proceeds from short-term debt	1,126	—	—
Principal payments on short-term debt	(1,126)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	270	242	303
Proceeds from exercise of stock options	206	5	32
Payments of debt issuance costs	—	(52)	—
Net cash provided by financing activities	64,663	195	15,165
Net change in cash, cash equivalents and restricted cash	5,574	(8,434)	14,715
Cash, cash equivalents and restricted cash at beginning of period	25,895	34,329	19,614
Cash, cash equivalents and restricted cash at end of period	$31,469	$25,895	$34,329

Cash and cash equivalents at end of period	$30,767	$25,194	$33,633
Restricted cash at end of period	702	701	696
Cash, cash equivalents and restricted cash at end of period	$31,469	$25,895	$34,329

Supplemental cash flow information:
Cash paid for interest	$1,373	$1,394	$4

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$67	$76	$7
Debt issuance costs in accounts payable and accrued expenses	$—	$—	$66
Debt issuance costs	$—	$—	$771

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

OTIVIDEX is a sustained-exposure formulation of the steroid dexamethasone that has completed two Phase 3 trials for the treatment of Ménière’s disease, with a third Phase 3 trial that has completed enrollment of patients with top-line results expected by the end of February 2021. OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that has completed a Phase 1/2 clinical trial in tinnitus patients with positive top-line results, and the Company expects to initiate a Phase 2 clinical trial in the first quarter of 2021. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) for hearing loss, with positive top-line results announced for a Phase 1/2 clinical trial that the Company intends to continue with an expansion of the trial expected to start in the second quarter of 2021. Otonomy also has multiple preclinical stage programs addressing additional hearing loss pathologies including a gene therapy for treatment of congenital hearing loss (OTO-825), an otoprotectant for prevention of cisplatin-induced hearing loss (OTO-510), and a hair cell repair and regeneration program for severe hearing loss (OTO-6XX). In October 2019, the Company entered into a strategic collaboration with Applied Genetic Technologies Corporation (AGTC), to co-develop and co-commercialize a gene therapy to restore hearing in patients with hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene. In July 2020, the Company entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) that provides Otonomy with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for the OTO-6XX program.

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

Basis of Presentation

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

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. In July 2020, the Company sold in a public offering 17,275,000 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock for $64.2 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2020, the Company had cash, cash equivalents and short-term investments of $86.3 million, outstanding debt of $15.2 million and an accumulated deficit of $504.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for OTIVIDEX, OTO-313, OTO-413 and its other product candidates; and (ii) works to develop additional product candidates through research and development programs.

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

Short-term Investments

The Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of Level 1 financial instruments in the fair value hierarchy (see Note 8 – Fair Value).

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

Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out method. Inventories consist of OTIPRIO finished goods and work in-process, as well as raw materials used in the manufacture of OTIPRIO. If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, write downs are recorded for the difference between cost and market value, less cost to sell. During the year ended December 31, 2020, the Company recorded an inventory write down of $0.3 million to cost of product sales. During the years ended December 31, 2019 and 2018, no such write downs were recorded.

Property and Equipment, Net

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

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets was recorded during the years ended December 31, 2020, 2019 and 2018.

Right-of-Use Assets and Lease Liabilities

The Company has operating leases for its facility and certain equipment and finance leases for certain computer equipment. The Company determines if an arrangement is or contains a lease at each commencement date. Accounting Standards Codification (ASC) 842, Leases (ASC 842) establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases.

Operating leases are included in ROU assets, Leases, current, and Leases, net of current on the balance sheets. Finance leases are included in Property and equipment, Leases, current, and Leases, net of current on the balance sheets. The Company has elected a policy not to recognize short-term leases (one year or less) on the balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date, including lease term, in determining the present value of future payments. The Company considers payments for common area maintenance, real estate taxes and management fees to be variable non-lease components, which are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Revenue Recognition

The Company recognizes revenue by performing the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and when it is probable the Company will collect the consideration exchanged for the goods or services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and then it assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

	2020	2019	2018
First largest	41%	38%	44%
Second largest	29%	33%	33%
Third largest	24%	24%	21%

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

As of December 31, 2020, 2019 and 2018, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,842,744, 7,495,129 and 5,019,964 shares of the Company’s common stock, respectively.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $23.3 million and $22.1 million as of December 31, 2020 and 2019, respectively.

Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2020:
U.S. Treasury securities	$55,085	$2	$(1)	$55,086
Certificates of deposit	490	—	—	490
	$55,575	$2	$(1)	$55,576
December 31, 2019:
U.S. Treasury securities	$35,465	$16	$(5)	$35,476
	$35,465	$16	$(5)	$35,476

As of December 31, 2020, the Company had four securities in a gross unrealized loss position, all of which have been in such position for less than twelve months. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2020. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

	December 31,
	2020	2019
Inventory	$227	$478
Other	2,145	2,002
Total	$2,372	$2,480

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$4,265	$4,179
Manufacturing equipment	1,075	1,111
Computer equipment and software	989	943
Leasehold improvements	768	768
Office furniture	1,548	1,548
	8,645	8,549
Less: accumulated depreciation and amortization	(5,879)	(4,847)
Total	$2,766	$3,702

Depreciation expense was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical trial costs	$1,477	$3,443
Accrued other	1,476	1,999
Total	$2,953	$5,442

5. Commitments and Contingencies

Operating Leases

In December 2016, the Company moved into its current headquarters location in San Diego, California. The lease commenced in December 2016 and has an initial term of 130 months, with an option by the Company to extend the lease term for an additional five years. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company is responsible for payment of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of approximately $232,000, with 3% annual increases, which monthly base rent was abated for the first ten months of the lease term. The total estimated base rent payments over the life of the lease are estimated to be approximately $32.7 million. Upon execution of the lease in May 2015, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $0.7 million. Cash collateralizing the letter of credit is classified as noncurrent restricted cash on the balance sheets. The Company has determined that the lease is an operating lease for accounting purposes.

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

If the Company receives positive results from the OTIVIDEX Phase 3 trial and submits an NDA to the FDA in 2021, the Company may be obligated to make a regulatory milestone payment of $1.0 million under one of the Company’s license agreements. This potential payment is included in the table above.

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of December 31, 2020, the Company has not entered into any sublicense agreements for the licensed technologies.

In July 2020, the Company entered into an exclusive license agreement to develop, manufacture and commercialize a novel compound as a potential treatment, OTO-6XX, for severe hearing loss. Under the terms of the agreement, the Company acquired worldwide rights to the compound for an upfront payment of $0.5 million with an additional $0.5 million due upon demonstration of preclinical efficacy. If the Company advances a product containing the compound into full development, the Company may be obligated to make payments for development and commercial milestones and pay a royalty on worldwide net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $0.5 million was expensed to research and development during the year ended December 31, 2020 as there is no future alternative use for the assets.

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2020	2019	2018
License and other fees	$500	$—	$—
Milestone fees	250	100	—
Total license and related fees	$750	$100	$—

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2020 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

6. Debt

Term Loan

On December 31, 2018 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time.

The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Term Loan). The proceeds of the Term Loan may be used for working capital and general corporate purposes. The Company has the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 1.00%. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The Term Loan was fully funded on the Closing Date and matures on December 1, 2023 (the Maturity Date). The Company paid a facility fee of 0.75% and customary closing fees on the Closing Date.

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2020, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. During the year ended December 31, 2020, the terms of the Term Loan were amended to extend the interest-only period from 24 months to 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The extension was accounted for as a modification, with no material effect on the Company’s financial statements or financial position. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.6 million for the year ended December 31, 2020. Accrued interest, included in accounts payable, was $0.1 million as of December 31, 2020. The outstanding Term Loan balance was $15.2 million as of December 31, 2020, inclusive of accretion of the final payment and net unamortized debt discount.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of December 31, 2020 for the next three fiscal years were as follows:

2021	$—
2022	7,826
2023	7,774
Subtotal	15,600
Unamortized discount	(442)
Total long-term debt, net	$15,158

PPP Loan

On April 10, 2020 the Company obtained an unsecured $1.1 million loan through JPMorgan Chase Bank, N.A. under the Paycheck Protection Program (the PPP Loan) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The PPP Loan bore an interest rate of 0.98% and notionally matured two years from the date of issuance. Following the issuance of new, retroactive guidance on the program from the Small Business Administration on April 23, 2020, the Company repaid the PPP Loan principal and accrued interest in full. Interest expense related to the PPP Loan was de minimis for the year ended December 31, 2020.

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

The ROU assets associated with all the Company’s operating leases are recognized in the balance sheets. Rent expense was $3.1 million during the years ended December 31, 2020, 2019 and 2018.

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

	Years Ended December 31,
Lease expenses:	2020	2019
Operating lease expenses	$3,137	$3,137
Variable lease expenses	793	942
Total lease expenses	$3,930	$4,079

Lease Maturities:
	Operating Leases	Finance Leases	Total
2021	$3,247	$18	$3,265
2022	3,333	—	3,333
2023	3,433	—	3,433
2024	3,536	—	3,536
2025	3,642	—	3,642
Thereafter	6,642	—	6,642
Total minimum lease payments	23,833	18	23,851
Imputed interest	(6,739)	—	(6,739)
Total	17,094	18	17,112
Less: leases, current	(3,247)	(18)	(3,265)
Leases, net of current	$13,847	$—	$13,847

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

As of December 31, 2020 and 2019, the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2020:
Assets
Money market funds	$23,278	$23,278	$—	$—
U.S. Treasury securities	55,086	55,086	—	—
Certificates of deposit	490	—	490	—
	$78,854	$78,364	$490	$—

December 31, 2019:
Assets
Money market funds	$22,121	$22,121	$—	$—
U.S. Treasury securities	35,476	35,476	—	—
	$57,597	$57,597	$—	$—

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2020	2019
Common stock options issued and outstanding	9,842,744	7,495,129
Pre-funded warrants to purchase common stock	4,000,000	—
Common stock options available for future grant	2,553,854	3,548,214
Common stock reserved for issuance under ESPP	2,301,704	1,977,215
Total common stock reserved for future issuance	18,698,302	13,020,558

Sale of Common Stock and Pre-funded Warrants

In July 2020, the Company sold 17,275,000 shares of its common stock at a public offering price of $3.25 per share and sold pre-funded warrants to purchase 4,000,000 shares of its common stock at a public offering price of $3.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $64.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed 4.99% following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is negligible and may be exercised at any time until the pre-funded warrants are exercised in full. During the year ended December 31, 2020, none of the pre-funded warrants were exercised; accordingly, as of December 31, 2020, all of the pre-funded warrants remained issued and outstanding.

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

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2021, the number of shares available for future issuance was increased by 2,415,948 shares so that the total available for future issuance as of January 1, 2021 was 4,969,802 shares.

As of December 31, 2020, 2,553,854 options were available for grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2020 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	7,495	$4.43
Granted	3,099	$3.46
Exercised	(92)	$2.23
Forfeited	(659)	$4.93
Outstanding as of December 31, 2020	9,843	$4.11	7.1	$25,706
Options vested and expected to vest as of December 31, 2020	9,843	$4.11	7.1	$25,706
Options exercisable as of December 31, 2020	5,160	$4.84	5.7	$10,890

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share of options granted during the period	$2.68	$1.64	$4.36
Cash received from options exercised during the period	206	5	32
Intrinsic value of options exercised during the period	59	2	76

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

The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2021, the number of shares available for future issuance was increased by 724,784 shares so that the total available for future issuance as of January 1, 2021 was 3,026,488 shares.

As of December 31, 2020, the Company had issued 595,555 shares of common stock under the ESPP and had 2,301,704 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2020	2019	2018
Stock Options:
Risk-free interest rate	1.5%	2.5%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	96.7%	98.1%	100.6%
Expected term (in years)	6.1	6.1	5.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	2.0%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.8%	69.5%	116.0%
Expected term (in years)	1.3	1.3	1.3

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

Total non-cash stock-based compensation expense recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of product sales	$13	$12	$12
Research and development	2,456	2,085	4,447
Selling, general and administrative	3,642	2,793	7,955
Total stock-based compensation	$6,111	$4,890	$12,414

As of December 31, 2020, unrecognized compensation cost related to stock options was $9.8 million which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of December 31, 2020, unrecognized compensation cost related to ESPP rights was $0.4 million which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene. Under the collaboration agreement, the Company and AGTC equally share the program costs and any revenue or other proceeds related to the program. As of December 31, 2020, the Company recognized a net receivable of $0.1 million from AGTC.

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

ALK, Mission and Glenmark (each, a Partner) each agreed to reimburse the Company for certain expenses, including a proportion of product support expenses. All such payments are accounted for as reductions to selling, general and administrative expense. Each Partner has been entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to each Partner’s accounts. The Company’s payments to each Partner for its portion of the gross profit is recognized as selling, general and administrative expense. The Company is the principal in the product sale of OTIPRIO and recognizes all revenue and related cost of product sales. For the years ended December 31, 2020 and 2019, the Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreements of $0.3 million and $2.6 million, respectively.

12. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a preliminary IRC Section 382/383 analysis, regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2020 and does not believe there to have been an ownership change during the year then ended. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$88,013	$78,768
Research and development credits	9,985	8,920
Depreciation and amortization	10,212	12,608
Accrued expenses	850	381
Lease liabilities	3,816	4,349
Stock compensation	3,856	4,395
Other, net	234	181
Total deferred tax assets	116,966	109,602
Less: valuation allowance	(113,826)	(105,990)
Total deferred tax assets, net of valuation allowance	3,140	3,612
Deferred tax liability:
Right-of-use assets	(3,140)	(3,612)
Total deferred tax liability	(3,140)	(3,612)
Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s net deferred tax assets, as it is more likely than not that such net assets will not be realized. A valuation allowance of approximately $113.8 million and $106.0 million has been established as of December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $382.8 million net of IRC Section 382 limitations and $124.8 million, respectively. Of the federal net operating loss carryforwards, approximately $142.2 million were generated after January 1, 2018, and therefore do not expire. Federal net operating losses that occur after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017 (the TCJA). The remaining federal and state net operating loss carryforwards will begin to expire in 2030, unless previously utilized. As of December 31, 2020, the Company also had federal and California research and development credit carryforwards of approximately $12.0 million net of IRC Section 383 limitations and $5.8 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030, unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2020	2019	2018
Federal statutory rate	$(9,393)	$(9,382)	$(10,578)
State tax (net of federal benefit)	334	299	(4,383)
Permanent items, other	9	189	(2,092)
Stock compensation	1,595	2,470	2,570
Other adjustments	687	523	—
Research and development credits	(1,774)	(1,595)	(2,308)
Uncertain tax positions	710	638	907
Change in valuation allowance	7,832	6,858	15,884
Provision for income taxes	$0	$0	$0

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$10,739	$10,052	$9,098
Adjustments related to prior year tax positions	(21)	(80)	242
Increases related to current year tax positions	796	767	712
	$11,514	$10,739	$10,052

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of December 31, 2020 and 2019 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2020, 2019 and 2018.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders (Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

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

(3) Exhibits:

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	7/9/2020

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-197365	4.2	7/28/2014

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36591	4.3	2/27/2020

4.4	Form of Pre-Funded Warrant.	8-K	001-36591	4.1	7/10/2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-197365	10.1	8/1/2014

10.2+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-197365	10.2	8/1/2014

10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-197365	10.3	8/1/2014

10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-197365	10.4	8/1/2014

10.5+	Executive Incentive Compensation Plan.	S-1/A	333-197365	10.5	7/28/2014

10.6+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D., dated July 30, 2014.	S-1/A	333-197365	10.6	8/1/2014

10.7+	Executive Employment Agreement between the Registrant and Paul E. Cayer, dated July 31, 2014.	S-1/A	333-197365	10.7	8/1/2014

10.8+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II, dated July 31, 2014.	S-1/A	333-197365	10.9	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Kathie Bishop, Ph.D., dated January 4, 2017.	10-Q	001-36591	10.1	5/4/2017

10.10#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

10.11#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.12	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

10.13	Loan and Security Agreement among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	1/3/2019

10.14	Sales Agreement, dated as of August 1, 2019, between the Registrant and Cowen and Company, LLC.	8-K	001-36591	1.1	8/1/2019

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney, incorporated by reference to the signature page hereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: February 11, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 11, 2021

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	February 11, 2021

/s/ James Breitmeyer James Breitmeyer, M.D., Ph.D.	Director	February 11, 2021

/s/ Vickie Capps Vickie Capps	Director	February 11, 2021

/s/ Ciara Kennedy Ciara Kennedy, Ph.D.	Director	February 11, 2021

/s/ Iain McGill Iain McGill	Director	February 11, 2021

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	February 11, 2021