Form 10-Q
period 2021-03-31
OTONOMY, INC.
filed 2021-05-11
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 6, 2021 was 56,618,092.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,016	$30,767
Short-term investments	22,813	55,576
Prepaid and other current assets	3,048	2,372
Total current assets	76,877	88,715
Restricted cash	702	702
Property and equipment, net	1,881	2,766
Right-of-use assets	13,724	14,082
Other long-term assets	222	—
Total assets	$93,406	$106,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$573	$849
Accrued expenses	3,105	2,953
Accrued compensation	1,801	3,927
Long-term debt, current	1,957	—
Leases, current	3,260	3,265
Total current liabilities	10,696	10,994
Long-term debt, net of current	13,246	15,158
Leases, net of current	13,440	13,847
Total liabilities	37,382	39,999
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 48,319,202 and 48,318,970 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	48	48
Additional paid-in capital	572,805	570,841
Accumulated other comprehensive income	5	1
Accumulated deficit	(516,834)	(504,624)
Total stockholders’ equity	56,024	66,266
Total liabilities and stockholders’ equity	$93,406	$106,265

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Product sales, net	$90	$160
Costs and operating expenses:
Cost of product sales	230	214
Research and development	7,660	7,672
Selling, general and administrative	4,043	3,836
Total costs and operating expenses	11,933	11,722
Loss from operations	(11,843)	(11,562)
Other income (expense)
Interest income	15	193
Interest expense	(382)	(394)
Net loss	$(12,210)	$(11,763)

Net loss per share, basic and diluted	$(0.23)	$(0.38)
Weighted-average shares used to compute net loss per share, basic and diluted	52,319,101	30,814,211

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net loss	$(12,210)	$(11,763)
Other comprehensive income:
Unrealized gain on available for sale securities	4	53
Comprehensive loss	$(12,206)	$(11,710)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock upon exercise of stock options (unaudited)	232	—	1	—	—	1
Stock-based compensation expense (unaudited)	—	—	1,963	—	—	1,963
Net loss (unaudited)	—	—	—	—	(12,210)	(12,210)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	4	—	4
Balance at March 31, 2021 (unaudited)	48,319,202	$48	$572,805	$5	$(516,834)	$56,024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Stock-based compensation expense (unaudited)	—	—	1,414	—	—	1,414
Net loss (unaudited)	—	—	—	—	(11,763)	(11,763)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	53	—	53
Balance at March 31, 2020 (unaudited)	30,814,211	$31	$501,498	$64	$(471,656)	$29,937

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,210)	$(11,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	221	286
Stock-based compensation	1,963	1,414
Amortization of premiums (accretion of discounts) on short-term investments	22	(35)
Amortization of debt discount	45	50
Impairment of property, plant and equipment	727	—
Changes in operating assets and liabilities:
Prepaid and other assets	(898)	281
Accounts payable	(209)	(264)
Accrued expenses	152	(917)
Accrued compensation	(2,126)	(1,164)
Right-of-use assets and lease liabilities, net	(54)	(29)
Net cash used in operating activities	(12,367)	(12,141)
Cash flows from investing activities:
Purchases of short-term investments	—	(3,004)
Maturities of short-term investments	32,745	21,000
Purchases of property and equipment	(130)	(10)
Net cash provided by investing activities	32,615	17,986
Cash flows from financing activities:
Proceeds from exercise of stock options	1	—
Net cash provided by financing activities	1	—
Net change in cash, cash equivalents and restricted cash	20,249	5,845
Cash, cash equivalents and restricted cash at beginning of period	31,469	25,895
Cash, cash equivalents and restricted cash at end of period	$51,718	$31,740

Cash and cash equivalents at end of period	$51,016	$31,038
Restricted cash at end of period	702	702
Cash, cash equivalents and restricted cash at end of period	$51,718	$31,740

Supplemental cash flow disclosures
Cash paid for interest	$338	$341

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$63

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and is utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. The Company’s primary focus is currently on the advancement of three programs in its broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413, for which the Company is planning to initiate a Phase 1/2 expansion trial for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in IND-enabling activities. Additionally, the Company is conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss.

OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that demonstrated positive top-line results in a Phase 1/2 clinical trial in tinnitus patients. The Company has recently initiated a Phase 2 clinical trial for OTO-313 with top-line results expected in mid-2022. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) that demonstrated positive top-line results in a Phase 1/2 clinical trial in hearing loss patients. The Company plans to initiate an expansion of the Phase 1/2 clinical trial for OTO-413 in the second quarter of 2021 with top-line results expected in mid-2022. OTO-825 is a gene therapy targeting mutations in the gap junction beta-2 (GJB2) gene, which is the most common cause of congenital hearing loss. Otonomy is conducting investigational new drug (IND)-enabling activities for OTO-825 in conjunction with Applied Genetic Technologies Corporation (AGTC), the Company’s strategic collaborator for the program. In addition, Otonomy is conducting preclinical development for OTO-510, a novel molecule in development for the prevention of cisplatin-induced hearing loss, and OTO-6XX, a hair cell repair and regeneration program for severe hearing loss that includes a novel compound exclusively licensed to Otonomy from Kyorin Pharmaceutical Co., Ltd. (Kyorin).

Otonomy recently completed a third Phase 3 trial for OTIVIDEX, a sustained exposure formulation of the steroid dexamethasone, in Ménière’s disease that failed to achieve its primary endpoint. Based on a comprehensive analysis of the results, the Company has decided to not pursue any further development of the product candidate. Following the negative OTIVIDEX trial results, the Company initiated a review of strategic alternatives for its commercial product, OTIPRIO. In 2020, the Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States and for use during ear tube placement surgery in pediatric patients.

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

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2021, the Company had cash, cash equivalents and short-term investments of $73.8 million, outstanding debt of $15.2 million and an accumulated deficit of $516.8 million. In April 2021, the Company sold in a public offering 8,298,890 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock, for approximately $32.1 million in total net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for its product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all.  If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.  The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 11, 2021. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Given the unprecedented and evolving nature of the COVID-19 pandemic, including the rise of new variants, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on the Company’s operations. The Company has taken steps to mitigate the impact of the COVID-19 pandemic on its clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites able to enroll patients, among other activity. Nonetheless the Company does not know the full extent of potential future delays or impacts on its business operations, its preclinical programs and clinical trials, healthcare systems, its financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

In addition, as a result of the COVID-19 pandemic, the Company has taken steps to protect the health and safety of its employees and community by generally adopting a work from home policy in line with directives from the State of California and the applicable local governments, and guidance from the U.S. Centers for Disease Control and Prevention (CDC). On-site activities have been restricted to certain essential facility and laboratory support functions and various safety protocols have been implemented.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $48.0 million and $23.3 million as of March 31, 2021 and December 31, 2020, respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
March 31, 2021:
U.S. Treasury securities	$22,563	$5	$—	$22,568
Certificates of deposit	245	—	—	245
	$22,808	$5	$—	$22,813
December 31, 2020:
U.S. Treasury securities	$55,085	$2	$(1)	$55,086
Certificates of deposit	490	—	—	490
	$55,575	$2	$(1)	$55,576

As of March 31, 2021, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2021. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets in the condensed balance sheets includes inventory, which is recorded at the lower of cost or net realizable value.

Prepaid and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Inventory	$455	$227
Other	2,593	2,145
Total	$3,048	$2,372

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company periodically assesses the value of its long-lived assets for impairment. During the three months ended March 31, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million. No impairment was recorded during the three months ended March 31, 2020.

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$4,272	$4,265
Manufacturing equipment	348	1,075
Computer equipment and software	1,045	989
Leasehold improvements	768	768
Office furniture	1,548	1,548
	7,981	8,645
Less: accumulated depreciation	(6,100)	(5,879)
Total	$1,881	$2,766

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical trial costs	$946	$1,477
Accrued other	2,159	1,476
Total	$3,105	$2,953

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

In addition, the Company is obligated to pay royalties of less than five percent on net sales of OTIPRIO and on sales of any other commercial products developed using these licensed technologies. Such royalty expense for OTIPRIO is recorded to cost of product sales. The Company may also be obligated to pay to the licensors a percentage of fees received if and when the Company sublicenses the technology. As of March 31, 2021, the Company has not entered into any sublicense agreements for the licensed technologies.

In July 2020, the Company entered into an exclusive license agreement to develop, manufacture and commercialize a novel compound as a potential treatment, OTO-6XX, for severe hearing loss. Under the terms of the agreement, the Company acquired worldwide rights to the compound, with a payment of $0.5 million due upon demonstration of preclinical efficacy. If the Company advances a product containing the compound into full development, the Company may be obligated to make payments for development and commercial milestones and pay a royalty on worldwide net sales.

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

As of March 31, 2021 and December 31, 2020 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2021:
Assets
Money market funds	$48,035	$48,035	$—	$—
U.S. Treasury securities	22,568	22,568	—	—
Certificates of deposit	245	—	245	—
	$70,848	$70,603	$245	$—
December 31, 2020:
Assets
Money market funds	$23,278	$23,278	$—	$—
U.S. Treasury securities	55,086	55,086	—	—
Certificates of deposit	490	—	490	—
	$78,854	$78,364	$490	$—

7. Leases

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

	Three Months Ended March 31,
Lease expenses:	2021	2020
Operating lease expenses	$785	$784
Variable lease expenses	244	145
Total lease expenses	$1,029	$929

Lease Maturities:	Operating Leases
Remaining in 2021	$2,429
2022	3,333
2023	3,433
2024	3,536
2025	3,642
2026	3,751
Thereafter	2,891
Total minimum lease payments	23,015
Imputed interest	(6,315)
Total	16,700
Less: leases, current	(3,260)
Leases, net of current	$13,440

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2021, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.4 million for the three months ended March 31, 2021 and 2020. Accrued interest, included in accounts payable, was $0.1 million as of March 31, 2021 and December 31, 2020. The outstanding Term Loan balance was $15.2 million as of March 31, 2021 and December 31, 2020, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2021	2020
Common stock options issued and outstanding	11,893,024	9,842,744
Pre-funded warrants to purchase common stock	4,000,000	4,000,000
Common stock options available for future grant	3,014,710	2,553,854
Common stock reserved for issuance under ESPP	3,026,488	2,301,704
Total common stock reserved for future issuance	21,934,222	18,698,302

Net Loss Per Share

As of March 31, 2021 and 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,893,024 and 10,052,847 shares of the Company’s common stock, respectively.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the three months ended March 31, 2021, none of the pre-funded warrants were exercised; as of March 31, 2021, all of the pre-funded warrants were issued and outstanding.

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

The following table summarizes stock option activity for the three months ended March 31, 2021 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	9,843	$4.11
Granted	2,080	$5.20
Exercised	(1)	$3.17
Forfeited	(29)	$4.25
Outstanding as of March 31, 2021	11,893	$4.30

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$3	$5
Research and development	800	568
Selling, general and administrative	1,160	841
Total stock-based compensation	$1,963	$1,414

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

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. ALK reimburses the Company for certain expenses, including a proportion of product support expenses; such payments are accounted for as reductions to selling, general and administrative expense. ALK is entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit is recognized as selling, general and administrative expense. The Company is the principal in the product sale of OTIPRIO and recognizes all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.3 million for the three months ended March 31, 2021. Following the negative Phase 3 trial results for OTIVIDEX, the Company notified ALK of its intent to evaluate strategic alternatives for OTIPRIO.

12. Subsequent Event

Public Offering

In April 2021, the Company sold in a public offering 8,298,890 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock, for approximately $32.1 million in total net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.
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

Forward-looking statements may include, but are not limited to, statements concerning the following:

•	the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•	our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 2 clinical trial in tinnitus patients;
•	our expectations regarding the clinical development of OTO-413, including availability of top-line results from the upcoming Phase 1/2 expansion clinical trial in hearing loss patients;
•	our expectations regarding the future development of OTO-825 and our strategic collaboration with AGTC to develop and commercialize a gene therapy for congenital hearing loss;
•	our expectations regarding the potential impacts on our business, preclinical programs and clinical trials due to the COVID-19 pandemic;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our expectations regarding the evaluation of strategic alternatives for OTIPRIO;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to obtain and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loan provided by Oxford Finance LLC;
•	our financial performance;
•

our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTO-313, OTO-413, OTO-825 and our other product candidates, if approved for commercial use;

•	our expectations and statements regarding the adoption and use of OTO-313, OTO-413 and OTO-825, if approved;
•	our expectations regarding potential coverage and reimbursement relating to OTO-313, OTO-413 and OTO-825, if approved, or any other approved product candidates;
•	accounting principles, policies and estimates; and
•	developments and projections relating to our competitors and our industry.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; the advancement of our product candidates, such as OTO-313, OTO-413 and OTO-825 through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; our dependence on third parties for the manufacture of OTIPRIO and our product candidates; our ability to protect our intellectual property related to OTIPRIO and our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, product candidates and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loan provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties.

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

Otonomy, the Otonomy logo, OTIPRIO, OTIVIDEX and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, for the trademarks used in this report.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413, for which we are planning to initiate a Phase 1/2 expansion trial for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We have recently initiated a Phase 2 clinical trial for OTO-313, with top-line results expected in mid-2022.

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

OTO-825 is a gene therapy targeting mutations in the GJB2 gene, which is the most common cause of congenital hearing loss. In October 2019, Otonomy and AGTC announced a collaboration to develop an adeno-associated virus (AAV) based gene therapy for patients with hearing loss caused by the GJB2 mutation. Based on preclinical studies, we have selected OTO-825 as a clinical candidate and are initiating activities required for an IND filing. We plan to provide an update on this program in mid-2021.

OTO-510 is a product candidate in preclinical development for the prevention of cisplatin-induced hearing loss (CIHL), which routinely occurs in patients undergoing chemotherapy with platinum-based agents. OTO-510 has demonstrated improved otoprotection in preclinical CIHL studies compared to other agents in development, and is being formulated to provide sustained exposure from a single intratympanic injection. The goal of the OTO-510 program is to preserve hearing without protecting the tumor.

The OTO-6XX program is focused on hair cell repair and regeneration for the treatment of severe hearing loss. In July 2020, we entered into a license agreement with Kyorin that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin that has demonstrated the ability to induce hair cell regeneration in a nonclinical proof-of-concept model. We are continuing to evaluate the potential of this compound for our OTO-6XX program.

OTIVIDEX is a product candidate for the treatment of Ménière’s disease for which we completed three Phase 3 clinical trials. The AVERTS-1 trial failed its primary endpoint (p value = 0.62), while the parallel AVERTS-2 trial was successful (p value = 0.029). In order to support the filing of a New Drug Application to the FDA, we conducted a third trial with results announced in February 2021. This trial failed to achieve its primary endpoint, which is based on the intent-to-treat population (p value = 0.312). The trial did achieve statistical significance for the per protocol population (p value = 0.031). Based on a comprehensive analysis of the results, we have decided to not pursue additional development of OTIVIDEX.

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients. OTIPRIO was also approved by the FDA for the treatment of acute otitis externa (AOE). In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients. Following the negative Phase 3 trial results for OTIVIDEX, we notified ALK of our intent to evaluate strategic alternatives for the product.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock, for $64.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $73.8 million and an outstanding debt balance of $15.2 million.

We have never been profitable, and as of March 31, 2021, we had an accumulated deficit of $516.8 million. Our net losses were $12.2 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock, for approximately $32.1 million in total net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•	conduct clinical development of OTO-313 and OTO-413;
•	conduct preclinical development of OTO-825, OTO-510 and OTO-6XX;
•	contract to manufacture our product candidates;
•	evaluate opportunities for development of additional product candidates;
•	maintain and expand our intellectual property portfolio;
•	hire additional staff as necessary to execute our product development plan; and
•	operate as a public company.

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

Given the unprecedented and evolving nature of the COVID-19 pandemic, including the rise of new variants, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on our business operations. We have taken steps to mitigate the impact of the COVID-19 pandemic on our clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites able to enroll patients, among other activity. Nonetheless, we do not know the full extent of potential future delays or impacts on our business operations, our preclinical programs and clinical trials, healthcare systems, our financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

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

Financial Operations Overview

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

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Third-party development costs:
OTIVIDEX	$309	$1,606
OTO-313	1,353	608
OTO-413	214	716
Total third-party development costs	1,876	2,930
Other unallocated internal research and development costs	5,784	4,742
Total research and development costs	$7,660	$7,672

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

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 11, 2021, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Clinical Trial Expense Accruals

We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Research and development	$7,660	$7,672	$(12)
Selling, general and administrative	4,043	3,836	207

Research and development expenses. Research and development expenses were consistent year-over-year due to a number of activities including: (i) a decrease of $1.3 million in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2021 as a result of the completion of the Phase 3 clinical trial; (ii) a decrease of $0.5 million in development costs for our OTO-413 hearing loss program due to the completion of the initial dose cohorts of the clinical trial in 2020; offset by (iii) a $0.8 million net increase in OTO-313 clinical trial and development costs; (iv) an increase of $0.4 million in personnel costs; and (v) a $0.6 million increase in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment.

Selling, general and administrative expenses. The increase of $0.2 million in selling, general and administrative expenses was primarily related to an increase in other operating expenses.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2021, we had an accumulated deficit of $516.8 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $73.8 million and an outstanding debt balance of $15.2 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Net cash (used in) provided by:
Operating activities	$(12,367)	$(12,141)
Investing activities	32,615	17,986
Financing activities	1	—
Net increase in cash, cash equivalents and restricted cash	$20,249	$5,845

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $12.4 million during the three months ended March 31, 2021 compared to $12.1 million, for the prior year period. The $0.3 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $32.6 million during the three months ended March 31, 2021 compared to net cash provided by investing activities of $18.0 million during the prior year period. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities.

April 2021 Financing

In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock, for approximately $32.1 million in total net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

At the Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through March 31, 2021, we have not sold any shares under the Sales Agreement.

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

The Term Loan bears interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2021, the minimum interest rate). Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan for the 36 months following the Closing Date, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The outstanding principal amount of the Term Loan, together with accrued and unpaid interest, is due on December 1, 2023. The net outstanding Term Loan balance was $15.2 million as of March 31, 2021.

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

Funding Requirements

We expect to continue to incur significant losses for the foreseeable future as we: (i) develop and seek regulatory approvals for our product candidates OTO-313, OTO-413 and OTO-825; and (ii) work to develop additional product candidates through research and development programs. We are subject to all the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of nonclinical studies and clinical trials for our product candidates, including OTO-313, OTO-413, and OTO-825;
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

•	the number and characteristics of product candidates that we pursue;
•	the potential acquisition and in-licensing of other technologies, products or assets;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;
•	the cost of obtaining, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation;
•	the cost associated with legal and regulatory compliance;
•	our need to expand our development activities, including our need and ability to hire and adequately compensate additional employees;
•	the potential impacts of the COVID-19 pandemic;
•	the costs associated with being a public company;
•	the effect of competing technological and market developments; and
•	the cost of litigation, including potential patent litigation.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

We will require additional financing to obtain regulatory approval for OTO-313, OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

•	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, could materially and adversely affect our business, operations and financial condition.
•	We are dependent upon the advancement of our product candidates, such as OTO-313, OTO-413 and OTO-825, through clinical development to regulatory approval and commercialization.
•

OTIPRIO and our product candidates, OTO-313, OTO-413, OTO-825 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

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

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue, and we have decided not to pursue any further development of our product candidate OTIVIDEX following a recently completed third Phase 3 trial that failed to achieve its primary endpoint. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, for which we are planning to initiate a Phase 1/2 expansion trial for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize and generate revenue from sales of any of our current product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our current product candidates, we expect that we will continue to incur substantial expenses in order to discover, develop and market additional product candidates.

We have recorded net losses of $12.2 million and $11.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $516.8 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

We have not yet generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our product candidates, if approved. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO. In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients. Following the negative Phase 3 trial results for OTIVIDEX, we notified ALK of our intent to evaluate strategic alternatives for the product.

We currently have limited sales and marketing capabilities. Any failure or delay in developing our internal sales, marketing and distribution capabilities or entering promotional partnerships could adversely impact the commercialization of our product candidates, if approved. If we are not successful in commercializing our product candidates, if approved, either on our own or through partnering with one or more third parties, our future product revenue may suffer and we could incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We will require additional financing to obtain regulatory approval for OTO-313, OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 (formerly OTO-311) and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $73.8 million and an outstanding debt balance of $15.2 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTO-313, OTO-413, OTO-825 or any other product candidates;
•	the cost of manufacturing OTIPRIO and our product candidates, if approved;
•	the revenue generated by OTIPRIO and our product candidates, if approved;
•	the cost of commercialization activities for OTIPRIO and any of our product candidates that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing, development or commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of OTIPRIO and any other approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent or principal. As of March 31, 2021, $40.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. If we raise additional capital through our “at the market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to commercialize our product, develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We have clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic. As a result of the pandemic, enrollment of new patients in our OTIVIDEX trial was being managed on a site by site basis according to local conditions for a time and we temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 for a short period and then resumed enrollment on a site by site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we had suspended and subsequently updated our guidance regarding timing of trial results. We may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic. In addition, we have made and we (and our CROs) may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including, among other requirements, the requirements to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and analyses and corresponding discussions that address the impact of implemented contingency measures on the safety and efficacy results reported for the clinical trial. To the extent we (or our third party suppliers and manufacturers) are required to implement additional or to modify existing policies and procedures for our clinical studies and/or manufacturing functions, or if the pandemic significantly impacts recruitment of patients or the conduct of our clinical studies, our anticipated timelines for initiating or completing clinical studies and seeking regulatory approval may be substantially delayed, and we may incur additional costs. Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

Third-party manufacturers which we use for the supply of materials for our product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19.  Although we expect no material impact on the clinical supply of our product candidates for our current clinical trials, should our third-party manufacturers experience extended disruptions, we could experience delays in future trials. Further, in June 2020, the FDA issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Such guidance and any future guidance or regulatory requirements impacting drug product manufacturing, including delays associated with complying with new requirements, could impact the operations of our contract manufacturers, our business, and our ability to obtain sufficient supplies for our clinical development on a timely basis.

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

Risks Related to Our Product Candidates, Business and Strategy

We are dependent upon the clinical, regulatory and commercial success of our product candidates.

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but have not yet generated significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, for which we are planning to initiate a Phase 1/2 expansion trial for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss.  Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•	successful and timely completion of nonclinical and clinical development of OTO-313, OTO-413, OTO-825, and our other product candidates;
•	obtaining regulatory approval to commence clinical trials of our product candidates;
•	establishing and maintaining relationships with CROs and clinical sites for the clinical development of OTO-313, OTO-413, OTO-825, and our other product candidates;
•	the initiation and successful patient enrollment and completion of clinical trials on a timely basis;
•	the use of, integrity of, patient compliance with, and adequacy of patient reported outcomes in our clinical trials;
•	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	acceptable frequency and severity of adverse events in the clinical trials;
•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•	complying with any required post-marketing approval commitments to applicable regulatory authorities;
•	developing an efficient and scalable manufacturing process for our product candidates;
•

establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	a continued acceptable safety profile following any marketing approval of our product candidates;
•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•	identifying, assessing and developing new product candidates;
•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protecting our rights in our intellectual property portfolio;
•	defending against third-party infringement claims, if any;
•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
•	addressing any competing therapies and technological and market developments;
•	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other causes; and
•	attracting, hiring and retaining qualified personnel including clinical, scientific, management and administrative personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy.

Even if we successfully advance OTO-313, OTO-413 or OTO-825 through clinical development, or advance any other product candidate into clinical development, their success will be subject to all the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-313, OTO-413, OTO-825 or any other product candidate.

Risks Related to Our Business and Strategy

OTIPRIO and our product candidates, OTO-313, OTO-413, OTO-825 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

OTIPRIO and our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For OTIPRIO, treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery is currently addressed with the off-label use of antibiotic ear drops, but antibiotic ear drops are approved for the AOE indication. We launched OTIPRIO in March 2016, but we have not generated significant revenue from sales of OTIPRIO. Since then, we have entered into co-promotion agreements with certain partners to support the promotion of OTIPRIO, including most recently with ALK in June 2020 for the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients. Following the negative Phase 3 trial results for OTIVIDEX, we notified ALK of our intent to evaluate strategic alternatives for the product.

There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our target indication for OTO-313 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. Our target indication for OTO-413 is the treatment of speech-in-noise hearing difficulties. A subset of patients with this condition are currently treated with hearing aids. Our target indication for OTO-825 is the treatment of congenital hearing loss due to GJB2 mutation. A subset of patients with this condition are treated with cochlear implants. The commercial success of OTIPRIO and our product candidates, if approved, will depend significantly on the adoption and use of the resulting products by physicians for approved indications. The decision to elect treatment with OTIPRIO for middle ear effusion in pediatric patients requiring TTP surgery and AOE, or to elect to utilize any of our product candidates for its intended indication, rather than other products or treatments, may be influenced by a number of factors, including:

•	the cost, safety and effectiveness of our products as compared to other products or treatments;
•	physician willingness to adopt our product in lieu of other products or treatments;
•	ability to gain utilization in facilities responsible for purchasing our products;
•	the extent to which physicians recommend our products to their patients;
•	patient or caregiver sentiment about the benefits and risks of our products;
•	proper training and administration of our products by physicians and medical staff, such that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the procedural risks of injecting the product;
•	overcoming any biases physicians or patients may have in favor of other products or treatments;
•	patient preference for non-injectable treatments;
•	patient or caregiver satisfaction with the results and administration of our product and overall treatment experience, including relative convenience and ease of administration;
•	the effectiveness of our sales and marketing efforts;
•	demand for the treatment of the relevant diseases or disorders;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the prevalence and severity of any adverse events;
•	the revenue and profitability that our products will offer a physician as compared to other products or treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities and perceptions regarding such availability; and
•	general patient or caregiver confidence, which may be impacted by economic and political conditions.

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 clinical trial for OTIVIDEX in Ménière’s disease patients achieved its primary endpoint, while our AVERTS-1 Phase 3 clinical trial and recently reported third Phase 3 clinical trial did not. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

Our product candidates have previously been subject to clinical holds in the past, and we cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Akouos, Inc., Arbor Pharmaceuticals, LLC, Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Laboratorios SALVAT S.A., Novartis AG, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are commercializing products or developing potential products for the treatment of various otic indications, including ear infections, tinnitus and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

We rely completely on third parties to manufacture OTIPRIO and our product candidates.

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

We depend on the availability of key raw materials, including poloxamer for OTIPRIO and our product candidates, ciprofloxacin for OTIPRIO, gacyclidine for OTO-313, BDNF for OTO-413 and an AAV-based gene therapy for OTO-825, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce OTIPRIO for required commercial supplies or our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, commercial sales of OTIPRIO and the development of OTO-313, OTO-413, OTO-825 or any other product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Our ability to market OTIPRIO is limited to its approved indications, and our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

OTIPRIO is currently approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and for the treatment of AOE. We are developing OTO-313 for the treatment of tinnitus, OTO-413 for the treatment of hearing loss, and OTO-825 for the treatment of congenital hearing loss due to GJB2 mutation. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product or product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product or product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE in physician offices in the United States, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery in pediatric patients. Following the negative Phase 3 trial results for OTIVIDEX, we notified ALK of our intent to evaluate strategic alternatives for the product.

There are no assurances that such partnership for OTIPRIO, or any future partnerships for our product candidates, will be successful. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. The Centers for Medicare & Medicaid Services (CMS) has established a unique J Code for OTIPRIO that replaces a previously assigned C Code. We also intend to apply for a unique J Code for OTO-313, OTO-413 and OTO-825. We cannot assure you that J Codes will be issued for these product candidates, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors, then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTIPRIO, and OTO-313, OTO-413 and OTO-825, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for OTIPRIO or any other products, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, OTIPRIO or any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A portion of our patent portfolio for our product and certain product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a portion of the patent portfolio for OTIPRIO and OTO-413, as well as certain other product candidates we may develop. While we could still proceed with development and, if approved, commercialization of OTIPRIO, OTO-413 and other product candidates as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

In addition, a portion of our patent portfolio for our OTO-313 product candidate is exclusively in-licensed from Durect, which license includes a sublicense to patents jointly owned by Durect and INSERM. Under our existing license agreement with Durect, we are subject to various obligations, including development and commercialization diligence obligations and pre-commercial launch progress reporting obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments to both Durect and INSERM. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement and fail to remedy such failure or cure such breach, Durect may have the right to terminate the license or, in the instance of our failure to meet the diligence obligations, Durect may instead elect to convert our exclusive license to a non-exclusive license. In particular, the loss of the license from Durect would affect a portion of the patent portfolio for OTO-313, which could reduce the breadth of our patent coverage for OTO-313 and could subject us to claims of patent infringement by Durect if OTO-313 is covered by the licensed patents.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of OTO-313, OTO-413, OTO-825 or any other product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled nonclinical studies and clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways, and insufficient or adverse results from nonclinical studies can affect the ability to conduct clinical trials. Our product candidates have previously been subject to clinical holds in the past, and we cannot assure you that our product candidates will not be subject to new clinical holds or significant delay in the future.

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

If OTO-313, OTO-413, OTO-825 or any other product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock.

We have agreed that for a period of 60 days after April 7, 2021, and our directors and executive officers have agreed that for a period of 60 days after April 7, 2021, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Sales of stock by any of our directors, executive officers or principal stockholders could have a material adverse effect on the trading price of our common stock.

On August 1, 2019, we filed a prospectus supplement in connection with an “at-the-market” offering under our Sales Agreement with Cowen, under which we may sell shares of common stock for up to an aggregate of $40.0 million. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, investors may be further diluted by the exercise of the pre-funded warrants we have sold.

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

As of March 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 43% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $382.8 million and $124.8 million, respectively. Of our federal NOLs, approximately $142.2 million were generated in a taxable year beginning after December 31, 2017, and therefore do not expire. Our remaining U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in taxable years beginning after December 31, 2017 will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $12.0 million and $5.8 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. We believe we have experienced ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	July 9, 2020

4.1	Form of Pre-Funded Warrant.	8-K	001-36591	4.1	April 9, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

OTONOMY, INC.

Date: May 11, 2021	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 11, 2021	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer