Form 10-Q
period 2021-06-30
OTONOMY, INC.
filed 2021-08-04
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 30, 2021 was 56,681,315.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,096	$30,767
Short-term investments	12,782	55,576
Prepaid and other current assets	1,474	2,372
Total current assets	99,352	88,715
Restricted cash	702	702
Property and equipment, net	1,786	2,766
Right-of-use assets	13,367	14,082
Other long-term assets	212	—
Total assets	$115,419	$106,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,259	$849
Accrued expenses	1,947	2,953
Accrued compensation	2,340	3,927
Leases, current	3,284	3,265
Total current liabilities	8,830	10,994
Long-term debt, net	15,913	15,158
Leases, net of current	13,023	13,847
Total liabilities	37,766	39,999
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 56,681,315 and 48,318,970 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	57	48
Additional paid-in capital	606,941	570,841
Accumulated other comprehensive income	1	1
Accumulated deficit	(529,346)	(504,624)
Total stockholders’ equity	77,653	66,266
Total liabilities and stockholders’ equity	$115,419	$106,265

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Product sales, net	$35	$10	$125	$170
Costs and operating expenses:
Cost of product sales	140	511	370	725
Research and development	8,357	6,935	16,017	14,607
Selling, general and administrative	3,669	3,684	7,712	7,520
Total costs and operating expenses	12,166	11,130	24,099	22,852
Loss from operations	(12,131)	(11,120)	(23,974)	(22,682)
Other income (expense)
Interest income	11	61	26	254
Interest expense	(392)	(395)	(774)	(789)
Net loss	$(12,512)	$(11,454)	$(24,722)	$(23,217)

Net loss per share, basic and diluted	$(0.19)	$(0.37)	$(0.42)	$(0.75)
Weighted-average shares used to compute net loss per share, basic and diluted	65,627,778	30,873,488	59,010,204	30,843,850

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Net loss	$(12,512)	$(11,454)	$(24,722)	$(23,217)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(4)	(47)	—	6
Comprehensive loss	$(12,516)	$(11,501)	$(24,722)	$(23,211)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2021 (unaudited)	48,319,202	$48	$572,805	$5	$(516,834)	$56,024
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,604	—	5	—	—	5
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	1,811	—	—	1,811
Net loss (unaudited)	—	—	—	—	(12,512)	(12,512)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(4)	—	(4)
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2020 (unaudited)	30,814,211	$31	$501,498	$64	$(471,656)	$29,937
Issuance of common stock upon exercise of stock options (unaudited)	71,713	—	149	—	—	149
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	1,537	—	—	1,537
Net loss (unaudited)	—	—	—	—	(11,454)	(11,454)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(47)	—	(47)
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,836	—	6	—	—	6
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	3,774	—	—	3,774
Net loss (unaudited)	—	—	—	—	(24,722)	(24,722)
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Issuance of common stock upon exercise of stock options (unaudited)	71,713	—	149	—	—	149
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	2,951	—	—	2,951
Net loss (unaudited)	—	—	—	—	(23,217)	(23,217)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	6	—	6
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(24,722)	$(23,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	436	569
Stock-based compensation	3,774	2,951
Amortization of premiums (accretion of discounts) on short-term investments	49	(35)
Amortization of debt discount	88	102
Impairment of property, plant and equipment	727	—
Changes in operating assets and liabilities:
Prepaid and other assets	(194)	949
Accounts payable	448	(491)
Accrued expenses	(879)	(267)
Accrued compensation	(1,587)	(383)
Right-of-use assets and lease liabilities, net	(90)	(58)
Net cash used in operating activities	(21,950)	(19,880)
Cash flows from investing activities:
Purchases of short-term investments	—	(3,004)
Maturities of short-term investments	42,745	29,500
Purchases of property and equipment	(243)	(40)
Proceeds from disposition of business	768	—
Net cash provided by investing activities	43,270	26,456
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	32,207	—
Proceeds from issuance of long-term debt, net of issuance costs	674	—
Proceeds from short-term debt	—	1,126
Principal payments on short-term debt	—	(1,126)
Proceeds from exercise of stock options	6	149
Proceeds from issuance of common stock under employee stock purchase plan	122	127
Net cash provided by financing activities	33,009	276
Net change in cash, cash equivalents and restricted cash	54,329	6,852
Cash, cash equivalents and restricted cash at beginning of period	31,469	25,895
Cash, cash equivalents and restricted cash at end of period	$85,798	$32,747

Cash and cash equivalents at end of period	$85,096	$32,045
Restricted cash at end of period	702	702
Cash, cash equivalents and restricted cash at end of period	$85,798	$32,747

Supplemental cash flow disclosures
Cash paid for interest	$686	$683

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$29	$44

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and is utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. The Company’s primary focus is currently on the advancement of three programs in its broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413 in a Phase 1/2 expansion trial for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in IND-enabling activities. Additionally, the Company is conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss.

OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that demonstrated positive top-line results in a Phase 1/2 clinical trial in tinnitus patients. The Company has initiated a Phase 2 clinical trial for OTO-313 with top-line results expected in mid-2022. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) that demonstrated positive top-line results in a Phase 1/2 clinical trial in hearing loss patients. The Company has recently initiated an expansion of the Phase 1/2 clinical trial for OTO-413 with top-line results expected in mid-2022. OTO-825 is a gene therapy targeting mutations in the gap junction beta-2 (GJB2) gene, which is the most common cause of congenital hearing loss. Otonomy is conducting investigational new drug (IND)-enabling activities for OTO-825 in conjunction with Applied Genetic Technologies Corporation (AGTC), the Company’s strategic collaborator for the program. In addition, Otonomy is conducting preclinical development for OTO-510, a novel molecule in development for the prevention of cisplatin-induced hearing loss, and OTO-6XX, a hair cell repair and regeneration program for severe hearing loss that includes a novel compound exclusively licensed to Otonomy from Kyorin Pharmaceutical Co., Ltd. (Kyorin).

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

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. In April 2021, the Company sold in a public offering 8,298,890 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock for $32.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $97.9 million, outstanding debt of $15.9 million and an accumulated deficit of $529.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for its product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all.  If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.  The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

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

In addition, as a result of the COVID-19 pandemic, the Company has taken steps to protect the health and safety of its employees and community by following directives from the State of California and the applicable local governments, and guidance from the U.S. Centers for Disease Control and Prevention (CDC). Various safety protocols have been implemented and the Company is currently allowing employees who can remotely perform their essential functions to work from home.

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

Recently Adopted

Effective January 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

ASU 2020-06 is effective for a “smaller reporting company” for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2020-06. By early adopting, ASU 2020-06 is effective for the Company beginning January 1, 2021. There was no cumulative effect to be recognized in connection with the early adoption of ASU 2020-06 and the adoption did not have a material impact on the Company’s financial statements or disclosures.

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $78.7 million and $23.3 million as of June 30, 2021 and December 31, 2020, respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
June 30, 2021:
U.S. Treasury securities	$12,536	$1	$—	$12,537
Certificates of deposit	245	—	—	245
	$12,781	$1	$—	$12,782
December 31, 2020:
U.S. Treasury securities	$55,085	$2	$(1)	$55,086
Certificates of deposit	490	—	—	490
	$55,575	$2	$(1)	$55,576

As of June 30, 2021, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2021. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company periodically assesses the value of its long-lived assets for impairment. During the six months ended June 30, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million. No impairment was recorded during the three months ended June 30, 2021 or during the three and six months ended June 30, 2020.

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$4,306	$4,265
Manufacturing equipment	82	1,075
Computer equipment and software	1,147	989
Leasehold improvements	768	768
Office furniture	1,502	1,548
	7,805	8,645
Less: accumulated depreciation	(6,019)	(5,879)
Total	$1,786	$2,766

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical trial costs	$800	$1,477
Accrued other	1,147	1,476
Total	$1,947	$2,953

5. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTO-311, OTO-313, OTO-413 and OTIVIDEX and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements covering OTO-313 and OTO-413 as follows (in thousands):

Development	$1,250
Regulatory	7,675
Commercialization	1,000
Total	$9,925

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

As of June 30, 2021 and December 31, 2020 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2021:
Assets
Money market funds	$78,673	$78,673	$—	$—
U.S. Treasury securities	12,537	12,537	—	—
Certificates of deposit	245	—	245	—
	$91,455	$91,210	$245	$—
December 31, 2020:
Assets
Money market funds	$23,278	$23,278	$—	$—
U.S. Treasury securities	55,086	55,086	—	—
Certificates of deposit	490	—	490	—
	$78,854	$78,364	$490	$—

7. Leases

The Company has an existing operating lease for its facility with an initial term of 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under the facility lease.

	Six Months Ended June 30,
Lease expenses:	2021	2020
Operating lease expenses	$1,573	$1,568
Variable lease expenses	474	361
Total lease expenses	$2,047	$1,929

Lease Maturities:	Operating Leases
Remaining in 2021	$1,622
2022	3,333
2023	3,433
2024	3,536
2025	3,642
2026	3,751
Thereafter	2,891
Total minimum lease payments	22,208
Imputed interest	(5,901)
Total	16,307
Less: leases, current	(3,284)
Leases, net of current	$13,023

8. Debt

Term Loans

On December 31, 2018 (the Closing Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time. On June 2, 2021 (the New Closing Date), the Company entered into the Third Amendment to the Loan Agreement (the Third Amendment and together with the Loan Agreement, the Loan Agreements), which amends the Loan Agreement. The Third Amendment was accounted for as a modification.

The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Original Term Loan) and the Third Amendment provides for an additional $1.0 million term loan (the New Term Loan and together with the Original Term Loan, the Term Loans). The proceeds of the Term Loans may be used for working capital and general corporate purposes. The Company had the right to prepay the Original Term Loan in whole or in part at any time, subject to a prepayment fee of 1.00%. Under the Third Amendment, the Company has the right to prepay the Term Loans in whole or in part at any time, subject to a prepayment fee of 3.00% if prepaid on or prior to the first anniversary of the New Closing Date, 2.00% if prepaid after the first anniversary of the New Closing Date and on or prior to the second anniversary of the New Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loans may not be reborrowed. The Original Term Loan was fully funded on the Closing Date and the New Term Loan was fully funded on the New Closing Date. The Original Term Loan’s maturity was extended under the Third Amendment from December 1, 2023 to April 1, 2026 (the Maturity Date), and the New Term Loan matures on the Maturity Date. The Company paid a facility fee of 0.75% of the Original Term Loan and customary closing fees on the Closing Date and customary closing fees in respect of the Third Amendment on the New Closing Date.

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

Upon repayment or acceleration of the Term Loans, a final payment fee equal to 4.00% of the aggregate original principal amount of the Term Loans is payable (the Final Payment Fee). The Final Payment Fee of $0.6 million, as well as the initial facility fee and all other direct fees and costs associated with the Loan Agreements, was recognized as a debt discount. The debt discount is amortized to interest expense over the term of the Loan Agreements using the effective interest method.

The Company’s obligations under the Loan Agreements are secured by substantially all its assets, excluding intellectual property and subject to certain other exceptions and limitations.

The Loan Agreements contain customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreements contain customary negative covenants limiting the ability of the Company to, among other things, sell assets, allow a change of control to occur (if the Term Loans are not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. The Company has maintained compliance with all such covenants to date. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreements immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreements and related loan documents. The events of default under the Loan Agreements include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults

.

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $0.8 million for the six months ended June 30, 2021 and 2020. Accrued interest, included in accounts payable, was $0.0 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively. The outstanding balance of the Term Loans was $15.9 million and $15.2 million as of June 30, 2021 and December 31, 2020, respectively, inclusive of accretion of the final payment and net unamortized debt discount.

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

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2021	2020
Common stock options issued and outstanding	11,860,751	9,842,744
Pre-funded warrants to purchase common stock	11,111,110	4,000,000
Common stock reserved and available for future grant	2,230,879	2,553,854
Common stock reserved for issuance under ESPP	2,965,869	2,301,704
Unvested restricted stock units	809,750	—
Total common stock reserved for future issuance	28,978,359	18,698,302

Net Loss Per Share

As of June 30, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,860,751 shares of the Company’s common stock and 809,750 unvested restricted stock units. As of June 30, 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,958,011 shares of the Company’s common stock.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the six months ended June 30, 2021, none of the July 2020 pre-funded warrants were exercised; as of June 30, 2021, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Sale of Common Stock and Pre-funded Warrants

In April 2021, the Company sold 8,298,890 shares of its common stock at a public offering price of $2.25 per share and sold pre-funded warrants to purchase 7,111,110 shares of its common stock at a public offering price of $2.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $32.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed a specified threshold following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is nominal and may be exercised at any time until the pre-funded warrants are exercised in full. During the three months ended June 30, 2021, none of the April 2021 pre-funded warrants were exercised; as of June 30, 2021, all of the April 2021 pre-funded warrants remained issued and outstanding.

10. Stock-Based Compensation

The 2014 Equity Incentive Plan (the 2014 Plan) permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Options granted under the 2014 Plan are generally scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a share of the common stock as of the date of grant. Restricted stock units granted under the 2014 Plan are generally scheduled to vest over two years. The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan (ESPP) rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model. Forfeitures are recognized as incurred. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method.

The following table summarizes stock option activity for the six months ended June 30, 2021 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	9,843	$4.11
Granted	2,230	$5.00
Exercised	(3)	$2.11
Forfeited	(209)	$3.70
Outstanding as of June 30, 2021	11,861	$4.28

The following table summarizes restricted stock unit activity for the six months ended June 30, 2021 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	814	$2.21
Vested	—	$—
Forfeited	(4)	$2.21
Unvested as of June 30, 2021	810	$2.21

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$—	$3	$3	$8
Research and development	817	628	1,617	1,196
Selling, general and administrative	994	906	2,154	1,747
Total stock-based compensation	$1,811	$1,537	$3,774	$2,951

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

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and no such reductions for the three and six months ended June 30, 2020. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

12. Disposition of a Business

On May 28, 2021, the Company sold the assets related to OTIPRIO to ALK for an upfront payment of $0.8 million and additional potential amounts based on net sales of OTIPRIO for a specified period of time. The transaction was treated as a sale of a business. The contingent value of the remaining sale price will be measured and recognized in accordance with the gain contingency guidance which results in recognition when the gain is realized or realizable. The Company determined that the disposition of the business did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations associated with the disposition are not reported in discontinued operations. The gain on sale of approximately $23,000 after accounting for liabilities transferred upon sale and the carrying amount of assets sold is recorded to selling, general and administrative expenses.

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

Forward-looking statements may include, but are not limited to, statements concerning the following:

•	the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•	our expectations regarding the clinical development of OTO-313, including availability of top-line results from the ongoing Phase 2 clinical trial in tinnitus patients;
•	our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 1/2 expansion clinical trial in hearing loss patients;
•	our expectations regarding the future development of OTO-825 and our strategic collaboration with AGTC to develop and commercialize a gene therapy for congenital hearing loss;
•	our expectations regarding the potential impacts on our business, preclinical programs and clinical trials due to the COVID-19 pandemic;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the future development of other product candidates, including but not limited to our development plans for our OTO-510 and OTO-6XX programs;
•	our plans regarding the use of contract manufacturers for the production of our product candidates for clinical trials and, if approved, commercial use;
•	our plans and ability to effectively establish and manage our own sales and marketing capabilities, or seek and establish collaborative partners, to commercialize our products;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials;
•	the scope of protection we are able to obtain and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our expectations regarding the benefits of the loans provided by Oxford Finance LLC;
•	our financial performance;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; the advancement of our product candidates, such as OTO-313, OTO-413 and OTO-825 through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; our dependence on third parties for the manufacture of our product candidates; our ability to protect our intellectual property related to our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, product candidates and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements; the risks of the occurrence of any event, change or other circumstances that could impact our ability to repay or comply with the terms of the loans provided by Oxford Finance LLC; and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties.

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

Otonomy, the Otonomy logo, OTIVIDEX and other trademarks or service marks of Otonomy appearing in this report are the property of Otonomy. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ®, ™ and other designations, as applicable, for the trademarks used in this report.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413 in a Phase 1/2 expansion trial for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We have initiated a Phase 2 clinical trial for OTO-313, with top-line results expected in mid-2022.

OTO-413 is a sustained-exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413, demonstrating that a single intratympanic injection of OTO-413 was well-tolerated and showed therapeutic activity across multiple speech-in-noise hearing tests. We have recently initiated an expansion of the Phase 1/2 trial to evaluate a refined study protocol in additional hearing loss patients, with top-line results expected in mid-2022.

OTO-825 is a gene therapy targeting mutations in the GJB2 gene, which is the most common cause of congenital hearing loss. In October 2019, Otonomy and AGTC announced a collaboration to develop an adeno-associated virus (AAV) based gene therapy for patients with hearing loss caused by the GJB2 mutation. Based on preclinical studies including positive results in two proof-of-concept hearing loss models presented at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting in May 2021, we have selected OTO-825 as a candidate for clinical development. We have completed a Pre-IND meeting with the FDA that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, we have initiated IND-enabling activities that we expect to support an IND filing in the first half of 2023.

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

In addition, we developed, received FDA approval for and commercially launched OTIPRIO (ciprofloxacin otic suspension) for use during tympanostomy tube placement (TTP) surgery in pediatric patients and the treatment of acute otitis externa (AOE). In June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO for the treatment of AOE, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery. We initiated a review of strategic alternatives for OTIPRIO in the first quarter of 2021 that resulted in the sale of the business to ALK in May 2021.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock for $64.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock for $32.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $97.9 million and an outstanding debt balance of $15.9 million.

We have never been profitable, and as of June 30, 2021, we had an accumulated deficit of $529.3 million. Our net losses were $24.7 million and $23.2 million for the six months ended June 30, 2021 and 2020, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by generally adopting policies in line with directives from the State of California and the applicable local governments, and guidance from the U.S. Centers for Disease Control and Prevention (CDC). Various safety protocols have been implemented and we are currently allowing employees who can remotely perform their essential functions to work from home.

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

•	costs to acquire, develop and manufacture clinical trial materials, including fees paid to contract manufacturers;
•	payments related to licensed product candidates and technologies;
•	costs related to compliance with drug development regulatory requirements; and
•	facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Third-party development costs:
OTIVIDEX	$75	$1,186	$384	$2,792
OTO-313	2,701	463	4,053	1,071
OTO-413	650	431	865	1,147
Total third-party development costs	3,426	2,080	5,302	5,010
Other unallocated internal research and development costs	4,931	4,855	10,715	9,597
Total research and development costs	$8,357	$6,935	$16,017	$14,607

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-based Compensation

We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes-Merton option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For stock option and restricted stock unit grants, we recognize the fair value as expense on a straight-line basis over the vesting period of each respective stock option or restricted stock unit, generally four or two years, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Research and development	$8,357	$6,935	$1,422
Selling, general and administrative	3,669	3,684	(15)

Research and development expenses. The increase of $1.4 million resulted from a number of activities including: (i) a $2.2 million net increase in OTO-313 clinical trial and development costs; (ii) a $0.2 million net increase in development costs for OTO-413; (iii) a $0.1 million increase in other operating expenses; offset by (iv) a $1.1 million decrease in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2021 as a result of the completion of the Phase 3 clinical trial.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent year-over-year.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Research and development	$16,017	$14,607	$1,410
Selling, general and administrative	7,712	7,520	192

Research and development expenses. The increase of $1.4 million resulted from a number of activities including: (i) a $3.0 million net increase in OTO-313 clinical trial and development costs; (ii) a $1.0 million increase in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment; offset by (iii) a $0.2 million net decrease in development costs for the OTO-413 program; and (iv) a $2.4 million decrease in OTIVIDEX clinical trial and development costs primarily due to lower activity during 2021 as a result of the completion of the Phase 3 clinical trial.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent year-over-year.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2021, we had an accumulated deficit of $529.3 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $97.9 million and an outstanding debt balance of $15.9 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Net cash (used in) provided by:
Operating activities	$(21,950)	$(19,880)
Investing activities	43,270	26,456
Financing activities	33,009	276
Net increase in cash, cash equivalents and restricted cash	$54,329	$6,852

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $22.0 million during the six months ended June 30, 2021 compared to $19.9 million, for the prior year period. The $2.1 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $43.3 million during the six months ended June 30, 2021 compared to net cash provided by investing activities of $26.5 million during the prior year period. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities and net proceeds from debt.

Net cash provided by financing activities was $33.0 million during the six months ended June 30, 2021, compared to net cash provided by financing activities of $0.3 million during the prior year period. The increase was related to proceeds from the issuance of common stock and pre-funded warrants and proceeds from the debt modification.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through June 30, 2021, we have not sold any shares under the Sales Agreement.

Concurrent with the filing of this Quarterly Report on Form 10-Q, we intend to file a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and enter into a new sales agreement with Cowen on terms substantially similar to the Sales Agreement.

Term Loans

Oxford Loans

On December 31, 2018 (the Closing Date), we entered into a Loan and Security Agreement with Oxford Finance LLC (the Loan Agreement). On June 2, 2021 (the New Closing Date), we entered into the Third Amendment to the Loan Agreement (the Third Amendment and together with the Loan Agreement, the Loan Agreements), which amends the Loan Agreement. The Third Amendment was accounted for as a modification. The Loan Agreement provides for a $15.0 million secured term loan credit facility (the Original Term Loan) and the Third Amendment provides for an additional $1.0 million term loan (the New Term Loan and together with the Original Term Loan, the Term Loans). The proceeds of the Term Loans may be used for working capital and general corporate purposes. We had the right to prepay the Original Term Loan in whole or in part at any time, subject to a prepayment fee of 1.00%. Under the Third Amendment, we have the right to prepay the Term Loans in whole or in part at any time, subject to a prepayment fee of 3.00% if prepaid on or prior to the first anniversary of the New Closing Date, 2.00% if prepaid after the first anniversary of the New Closing Date and on or prior to the second anniversary of the New Closing Date, and 1.00% thereafter. Amounts prepaid or repaid under the Term Loans may not be reborrowed. The Original Term Loan was fully funded on the Closing Date and the New Term Loan was fully funded on the New Closing Date. The Original Term Loan’s maturity was extended under the Third Amendment from December 1, 2023 to April 1, 2026 (the Maturity Date), and the New Term Loan matures on the Maturity Date. We paid a facility fee of 0.75% of the Original Term Loan and customary closing fees on the Closing Date and customary closing fees in respect of the Third Amendment on the New Closing Date.

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $15.9 million as of June 30, 2021.

Upon repayment or acceleration of the Term Loans, a final payment fee equal to 4.00% of the aggregate original principal amount of the Term Loans is payable (the Final Payment Fee). The Final Payment Fee of $0.6 million, as well as the initial facility fee and all other direct fees and costs associated with the Loan Agreements, was recognized as a debt discount. The debt discount is amortized to interest expense over the term of the Loan Agreements using the effective interest method.

Our obligations under the Loan Agreements are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations.

The Loan Agreements contain customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreements contain customary negative covenants limiting our ability to, among other things, sell assets, allow a change of control to occur (if the Term Loans are not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreements immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreements and related loan documents. The events of default under the Loan Agreements include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for a period of at least twelve months from the date of this report. When additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. For example, concurrent with the filing of this Quarterly Report on Form 10-Q, we intend to file with the SEC a new shelf registration statement on Form S-3, pursuant to which, subject to the SEC declaring the registration statement effective, we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. We also intend to concurrently file a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

•	the revenue generated by our product candidates, if approved;
•	the timing and costs associated with manufacturing our product candidates for clinical trials, nonclinical studies and for commercial sale;
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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Our product candidates, such as OTO-313, OTO-413, and OTO-825, that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

•

Our product candidates, if approved, may face significant competition in the biopharmaceutical industry, and our failure to effectively compete with competitor drugs, including off-label drug use, and future competitors may prevent us from achieving significant market penetration and expansion.

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

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, and we have decided not to pursue further development of our product candidate OTIVIDEX following a recently completed third Phase 3 trial that failed to achieve its primary endpoint. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is currently in a Phase 1/2 expansion trial for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize and generate revenue from sales of any of our current product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our current product candidates, we expect that we will continue to incur substantial expenses in order to discover, develop and market additional product candidates.

We have recorded net losses of $24.7 million and $23.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $529.3 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

We have not generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our product candidates, if approved. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we did not generate significant revenue. In June 2020, we entered into a co-promotion agreement for OTIPRIO with ALK and, in May 2021, we sold our assets related to OTIPRIO to ALK.

We currently have no sales and marketing capabilities. Any failure or delay in developing our internal sales, marketing and distribution capabilities or entering promotional partnerships could adversely impact the commercialization of our product candidates, if approved. If we are not successful in commercializing our product candidates, if approved, either on our own or through partnering with one or more third parties, our future product revenue may suffer and we could incur significant additional losses. Even if we achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our viability.

We will require additional financing to obtain regulatory approval for OTO-313, OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 (formerly OTO-311) and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $97.9 million and an outstanding debt balance of $15.9 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTO-313, OTO-413, OTO-825 or any other product candidates;
•	the cost of manufacturing our product candidates, if approved;
•	the revenue generated by our product candidates, if approved;
•	the cost of commercialization activities for any of our product candidates that may be approved for sale, if any, including marketing, sales and distribution costs;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing, development or commercialization arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of June 30, 2021, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

For example, the state of California, where our corporate offices are located, issued orders in March 2020 for all residents to remain at home, except as needed for essential activities as a result of the COVID-19 pandemic. In response to these safety protocols, we implemented work from home policies, and we are currently allowing employees who can remotely perform their essential functions to work from home. We have taken steps to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.  We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned, and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is currently in a Phase 1/2 expansion trial for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss.  Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 clinical trial for OTIVIDEX in Ménière’s disease patients achieved its primary endpoint, while our AVERTS-1 Phase 3 clinical trial and third Phase 3 clinical trial did not, and we have since decided not to pursue any further development of this product candidate. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

Our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For example, we launched OTIPRIO in March 2016, but we did not generate significant revenue from sales of OTIPRIO. Since then, we entered into co-promotion agreements with certain partners to support the promotion of OTIPRIO, including most recently with ALK in June 2020 for the promotion of OTIPRIO for the treatment of AOE, which was amended in October 2020 to include promotion of OTIPRIO for use during TTP surgery. In May 2021, we sold our assets related to OTIPRIO to ALK.

There are currently no FDA-approved drug treatments for the indications we are pursuing for our product candidates. Our target indication for OTO-313 is the treatment of tinnitus. Currently, physicians may attempt to treat tinnitus symptoms with the off-label use of steroids, anxiolytics, antidepressants, and antipsychotics. Our target indication for OTO-413 is the treatment of speech-in-noise hearing difficulties. A subset of patients with this condition are currently treated with hearing aids. Our target indication for OTO-825 is the treatment of congenital hearing loss due to GJB2 mutation. A subset of patients with this condition are treated with cochlear implants. The commercial success of our product candidates, if approved, will depend significantly on the adoption and use of the resulting products by physicians for approved indications. The decision to elect treatment with any of our product candidates for its intended indication, rather than other products or treatments, may be influenced by a number of factors, including:

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with off-label drug use by physicians to treat the indications for which we seek approval, such as, in the case of OTIPRIO, the current use of inexpensive generic antibiotic ear drops to treat middle ear effusion in patients requiring TTP surgery. We are also aware that other companies, such as Akouos, Inc., Audion Therapeutics, Auris Medical Holding AG, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Novartis AG, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are developing potential products for the treatment of various otic indications, including tinnitus and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

We rely completely on third parties to manufacture our product candidates.

We outsource the manufacture of our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance (including compliance with cGMPs), the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

We may encounter issues with manufacturing as we commercialize our product candidates, if approved.

Our product candidates have never been manufactured for commercial use. There are risks associated with manufacturing for commercial use including, among others, potential problems with forecasting and cost overruns, process reproducibility, storage availability, stability issues, lot consistency and timely availability of materials. We cannot assure you that our contract manufacturers will be able to manufacture any approved product to specifications acceptable to the FDA or foreign regulatory authorities, or to produce it in sufficient quantities to meet the market demand. For example, we have in the past manufactured batches of OTIPRIO that did not meet the appropriate specifications and could not be used. We may also manufacture an approved product that remains unused due to obsolescence, expiry or quantities in excess of expected demand. If our contract manufacturers are unable to successfully produce sufficient quantities of any approved product for commercialization, our commercial efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on a small number of suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.

We depend on the availability of key raw materials for our product candidates including gacyclidine for OTO-313, poloxamer and BDNF for OTO-413 and an AAV-based gene therapy for OTO-825, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of OTO-313, OTO-413, OTO-825 or any other product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

Our ability to market our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

We are developing OTO-313 for the treatment of tinnitus, OTO-413 for the treatment of hearing loss, and OTO-825 for the treatment of congenital hearing loss due to GJB2 mutation. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If our product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions and product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, OTIPRIO was approved for the treatment of pediatric patients with bilateral otitis media with effusion undergoing TTP surgery and for the treatment of AOE, and we could not promote its use in a manner that was inconsistent with the approved label. Although physicians are able to, in their independent medical judgment, use OTIPRIO for their patients in an off-label manner, such as for the treatment of other otic indications, if we had been found to have promoted such off-label uses, then we could have received warning letters and become subject to significant liability, which would have materially harmed our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The federal government and regulatory authorities have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements. For instance, in June 2020, we entered into a co-promotion agreement with ALK to support the promotion of OTIPRIO.

There are no assurances that any future partnerships for our product candidates will be successful. Such partnerships may not generate significant revenue, may not be successful, and may be terminated. If we are unable to enter into such arrangements on acceptable terms or at all, or if such arrangements are not successful, we may not be able to successfully commercialize our products or generate product revenue. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We intend to apply for a unique J Code for OTO-313, OTO-413 and OTO-825. We cannot assure you that J Codes will be issued for these product candidates, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors, then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTO-313, OTO-413 and OTO-825, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for any of our product candidates, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

There have been judicial and Congressional challenges to certain aspects of the ACA. The U.S. Supreme Court heard oral arguments on the constitutionality of the ACA in November 2020 following a series of federal cases that began with a district court ruling that the ACA is unconstitutional in its entirety because the “individual mandate” provisions of the ACA were repealed by Congress. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. It is unclear how this Supreme Court decision, future litigation, or other efforts to repeal and replace the ACA, and healthcare measures of the current administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA or other healthcare reform measures are fully implemented or there is more certainty concerning the future of the ACA or such healthcare reform measures, it will be difficult to predict its full impact and influence on our business.

Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation. In 2002, the Trump administration announced four executive orders to lower drug prices, including allowing importation of certain drugs, changing how drug rebates are negotiated by middlemen, like pharmacy benefit managers, and directing such rebates to be passed to patients as point-of-sale discounts, and requiring Medicare to pay for certain Part B drugs at the lowest price available in economically comparable countries. The Trump administration further announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. In September 2020, FDA also issued a final guidance on importation of certain FDA-approved human prescription drugs and a final rule that sets forth requirements for an importation program for certain prescription drugs from Canada, allowing States, Indian Tribes, and, in certain circumstances, pharmacists and wholesalers, to submit proposals for importation for the FDA for review and authorization. In November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturer. In December 2020, the Centers for Medicare & Medicaid Services (CMS) issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. It is unclear how these lawsuits as well as new regulations and healthcare measures of the Biden administration will impact on our business. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face an even greater risk as our product candidates get approved, if at all. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Events, such as the United Kingdom’s (UK) withdrawal from the European Union (EU), or “Brexit,” and similar geopolitical developments or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop our product candidates and commercialize our product candidates, if approved. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit. Regardless of the merits of any third-party claims, our defense against such claims, or other related actions we may take, could cause us to incur substantial expenses, and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us by a third party, we may have to (i) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the third party’s patents; (ii) obtain one or more licenses from the third party; (iii) pay royalties to the third party; and/or (iv) redesign any infringing products. Redesigning any infringing products may be impossible or require substantial time and monetary expenditure. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop our product candidates and commercialize our product candidates, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. If we file an infringement action against such a generic drug manufacturer, that company may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us and/or our licensors to engage in complex, lengthy and costly litigation or other proceedings. For example, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

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

Although not involving issued U.S. patents covering OTIPRIO or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of the Otonomy patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed. On September 15, 2020, the pending application was issued as U.S. Patent No. 10,772,828, which was recently assigned to ALK in connection with the sale of assets related to OTIPRIO.

If we fail to comply with our obligations in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A portion of our patent portfolio for certain product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a portion of the patent portfolio for OTO-413, as well as certain other product candidates we may develop. While we could still proceed with development and, if approved, commercialization of OTO-413 and other product candidates as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA or Biologics License Application (BLA), as appropriate, from the FDA. Obtaining regulatory approval of a product can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters and adverse publicity;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of approved products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or BLAs, or supplements to approved NDAs or BLAs.

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

If and when regulatory approval has been granted, our product candidates or any approved product will be subject to continual regulatory review by the FDA and/or non-U.S. regulatory authorities. Additionally, our product candidates, if approved, will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if any of our product candidates is approved, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include prompt submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or problems with our third-party manufacturers’ processes, or failure to comply with regulatory requirements, may result in, among other things:

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

From time to time, legislation is drafted and introduced in Congress in the United States or by governments in foreign jurisdictions that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, FDA or foreign regulatory agency regulations and guidance are often revised or reinterpreted by the FDA or the applicable foreign regulatory agency in ways that may significantly affect our business and our product candidates. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 (File No. 333-227269) was declared effective by the SEC, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time. Additionally, concurrent with the filing of this Quarterly Report on Form 10-Q, we intend to file with the SEC a new shelf registration statement on Form S-3 to replace the shelf registration statement filed in September 2018, pursuant to which, subject to the SEC declaring the registration statement effective, we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock.

Concurrent with the filing of this Quarterly Report on Form 10-Q, we intend to file a prospectus supplement in connection with an “at-the-market” offering pursuant to the terms of a sales agreement with Cowen, under which we may sell shares of common stock for up to an aggregate of $40.0 million. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, investors may be further diluted by the exercise of the pre-funded warrants we have sold.

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

As of June 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 47% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion in the use of the net proceeds from our public offerings, including our “at-the-market” offering, and may not use them effectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	July 9, 2020

10.1	Third Amendment to Loan and Security Agreement among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated June 2, 2021.

10.2†	Executive Employment Agreement between the Registrant and Alan C. Foster, Ph.D., effective April 16, 2021.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTONOMY, INC.

Date: August 4, 2021	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: August 4, 2021	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer