Form 10-Q
period 2021-09-30
OTONOMY, INC.
filed 2021-11-10
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36591

Otonomy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2590070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4796 Executive Drive

San Diego, California 92121

(619) 323-2200

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OTIC	The NASDAQ Global Select Market

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 5, 2021 was 56,681,315.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,843	$30,767
Short-term investments	5,253	55,576
Prepaid and other current assets	2,191	2,372
Total current assets	89,287	88,715
Restricted cash	702	702
Property and equipment, net	1,598	2,766
Right-of-use assets	13,079	14,082
Other long-term assets	212	—
Total assets	$104,878	$106,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$467	$849
Accrued expenses	2,998	2,953
Accrued compensation	2,937	3,927
Leases, current	3,340	3,265
Total current liabilities	9,742	10,994
Long-term debt, net	15,955	15,158
Leases, net of current	12,643	13,847
Total liabilities	38,340	39,999
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 56,681,315 and 48,318,970 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	57	48
Additional paid-in capital	608,707	570,841
Accumulated other comprehensive income	—	1
Accumulated deficit	(542,226)	(504,624)
Total stockholders’ equity	66,538	66,266
Total liabilities and stockholders’ equity	$104,878	$106,265

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Product sales, net	$—	$50	$125	$220
Costs and operating expenses:
Cost of product sales	—	189	370	914
Research and development	8,978	7,016	24,995	21,623
Selling, general and administrative	3,501	3,363	11,213	10,883
Total costs and operating expenses	12,479	10,568	36,578	33,420
Loss from operations	(12,479)	(10,518)	(36,453)	(33,200)
Other income (expense)
Interest income	9	42	35	296
Interest expense	(410)	(391)	(1,184)	(1,180)
Net loss	$(12,880)	$(10,867)	$(37,602)	$(34,084)

Net loss per share, basic and diluted	$(0.19)	$(0.22)	$(0.61)	$(0.92)
Weighted-average shares used to compute net loss per share, basic and diluted	67,792,425	49,220,921	61,969,780	37,014,253

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Net loss	$(12,880)	$(10,867)	$(37,602)	$(34,084)
Other comprehensive income:
Unrealized loss on available-for-sale securities	(1)	(22)	(1)	(16)
Comprehensive loss	$(12,881)	$(10,889)	$(37,603)	$(34,100)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653
Stock-based compensation expense (unaudited)	—	—	1,766	—	—	1,766
Net loss (unaudited)	—	—	—	—	(12,880)	(12,880)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(1)	—	(1)
Balance at September 30, 2021 (unaudited)	56,681,315	$57	$608,707	$—	$(542,226)	$66,538

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020 (unaudited)	30,951,421	$31	$503,311	$17	$(483,110)	$20,249
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options (unaudited)	1,000	—	2	—	—	2
Stock-based compensation expense (unaudited)	—	—	1,576	—	—	1,576
Net loss (unaudited)	—	—	—	—	(10,867)	(10,867)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(22)	—	(22)
Balance at September 30, 2020 (unaudited)	48,227,421	$48	$569,059	$(5)	$(493,977)	$75,125

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,836	—	6	—	—	6
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	5,540	—	—	5,540
Net loss (unaudited)	—	—	—	—	(37,602)	(37,602)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(1)	—	(1)
Balance at September 30, 2021 (unaudited)	56,681,315	$57	$608,707	$—	$(542,226)	$66,538

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	30,814,211	$31	$500,084	$11	$(459,893)	$40,233
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options (unaudited)	72,713	—	151	—	—	151
Issuance of common stock under employee stock purchase plan (unaudited)	65,497	—	127	—	—	127
Stock-based compensation expense (unaudited)	—	—	4,527	—	—	4,527
Net loss (unaudited)	—	—	—	—	(34,084)	(34,084)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(16)	—	(16)
Balance at September 30, 2020 (unaudited)	48,227,421	$48	$569,059	$(5)	$(493,977)	$75,125

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(37,602)	$(34,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	648	843
Stock-based compensation	5,540	4,527
Amortization of premiums (accretion of discounts) on short-term investments	77	(33)
Amortization of debt discount	130	147
Impairment of property, plant and equipment	727	—
Changes in operating assets and liabilities:
Prepaid and other assets	(911)	(321)
Accounts payable	(315)	(655)
Accrued expenses	172	(1,455)
Accrued compensation	(990)	545
Right-of-use assets and lease liabilities, net	(126)	(88)
Net cash used in operating activities	(32,650)	(30,574)
Cash flows from investing activities:
Purchases of short-term investments	—	(43,257)
Maturities of short-term investments	50,245	38,500
Purchases of property and equipment	(296)	(92)
Proceeds from disposition of business	768	—
Net cash provided by (used in) investing activities	50,717	(4,849)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	32,207	64,187
Proceeds from issuance of long-term debt, net of issuance costs	674	—
Proceeds from short-term debt	—	1,126
Principal payments on short-term debt	—	(1,126)
Proceeds from exercise of stock options	6	151
Proceeds from issuance of common stock under employee stock purchase plan	122	127
Net cash provided by financing activities	33,009	64,465
Net change in cash, cash equivalents and restricted cash	51,076	29,042
Cash, cash equivalents and restricted cash at beginning of period	31,469	25,895
Cash, cash equivalents and restricted cash at end of period	$82,545	$54,937

Cash and cash equivalents at end of period	$81,843	$54,235
Restricted cash at end of period	702	702
Cash, cash equivalents and restricted cash at end of period	$82,545	$54,937

Supplemental cash flow disclosures
Cash paid for interest	$1,054	$1,028

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$14

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and is utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. The Company’s primary focus is currently on the advancement of three programs in its broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413 in a Phase 2a cohort for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, the Company is conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss.

OTO-313 is a sustained-exposure formulation of the potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist gacyclidine that demonstrated positive top-line results in a Phase 1/2 clinical trial in tinnitus patients. The Company is conducting a Phase 2 clinical trial for OTO-313 with top-line results expected in mid-2022. OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) that demonstrated positive top-line results in a Phase 1/2 clinical trial in hearing loss patients. The Company has nearly completed enrollment in a Phase 2a cohort for OTO-413 with top-line results expected early in the second quarter of 2022, and plans to initiate clinical safety evaluation of higher dosing for OTO-413. OTO-825 is a gene therapy targeting mutations in the gap junction beta-2 (GJB2) gene, which is the most common cause of congenital hearing loss. Otonomy is conducting IND-enabling activities for OTO-825 in conjunction with Applied Genetic Technologies Corporation (AGTC), the Company’s strategic collaborator for the program. In addition, Otonomy is conducting preclinical development for OTO-510, a novel molecule in development for the prevention of cisplatin-induced hearing loss, and OTO-6XX, a hair cell repair and regeneration program for severe hearing loss that includes a novel compound exclusively licensed to Otonomy from Kyorin Pharmaceutical Co., Ltd. (Kyorin).

Liquidity and Financial Condition

The Company follows Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management evaluate whether there are relevant conditions and events that in the aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. In April 2021, the Company sold in a public offering 8,298,890 shares of its common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock for $32.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $87.1 million, outstanding debt of $16.0 million and an accumulated deficit of $542.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for its product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $78.2 million and $23.3 million as of September 30, 2021 and December 31, 2020, respectively. Available-for-sale debt securities with maturities of more than three months from the date of purchase have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 30, 2021:
U.S. Treasury securities	$5,008	$—	$—	$5,008
Certificates of deposit	245	—	—	245
	$5,253	$—	$—	$5,253
December 31, 2020:
U.S. Treasury securities	$55,085	$2	$(1)	$55,086
Certificates of deposit	490	—	—	490
	$55,575	$2	$(1)	$55,576

As of September 30, 2021, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2021. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company periodically assesses the value of its long-lived assets for impairment. During the nine months ended September 30, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million. No impairment was recorded during the three months ended September 30, 2021 or during the three and nine months ended September 30, 2020.

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$4,310	$4,265
Manufacturing equipment	82	1,075
Computer equipment and software	1,162	989
Leasehold improvements	768	768
Office furniture	1,507	1,548
	7,829	8,645
Less: accumulated depreciation	(6,231)	(5,879)
Total	$1,598	$2,766

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical trial costs	$1,274	$1,477
Accrued other	1,724	1,476
Total	$2,998	$2,953

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

As of September 30, 2021 and December 31, 2020 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2021:
Assets
Money market funds	$78,192	$78,192	$—	$—
U.S. Treasury securities	5,008	5,008	—	—
Certificates of deposit	245	—	245	—
	$83,445	$83,200	$245	$—
December 31, 2020:
Assets
Money market funds	$23,278	$23,278	$—	$—
U.S. Treasury securities	55,086	55,086	—	—
Certificates of deposit	490	—	490	—
	$78,854	$78,364	$490	$—

7. Leases

The Company has existing operating leases for certain office equipment and its facility with initial terms ranging from 36 months to 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under the facility lease.

	Nine Months Ended September 30,
Lease expenses:	2021	2020
Operating lease expenses	$2,380	$2,352
Variable lease expenses	704	577
Total lease expenses	$3,084	$2,929

Lease Maturities:	Operating Leases
Remaining in 2021	$823
2022	3,365
2023	3,464
2024	3,554
2025	3,642
2026	3,751
Thereafter	2,891
Total minimum lease payments	21,490
Imputed interest	(5,507)
Total	15,983
Less: leases, current	(3,340)
Leases, net of current	$12,643

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

Upon repayment or acceleration of the Term Loans, a final payment fee equal to 4.00% of the aggregate original principal amount of the Term Loans is payable (the Final Payment Fee). The Final Payment Fee of $0.6 million, as well as the initial facility fee and all other direct fees and costs associated with the Loan Agreements, was recognized as a debt discount. The debt discount is being amortized to interest expense over the term of the Loan Agreements using the effective interest method.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $1.2 million for the nine months ended September 30, 2021 and 2020. Accrued interest, included in accounts payable, was $0.1 million as of September 30, 2021 and December 31, 2020. The outstanding balance of the Term Loans was $16.0 million and $15.2 million as of September 30, 2021 and December 31, 2020, respectively, inclusive of accretion of the final payment and net unamortized debt discount.

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

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2021	2020
Common stock options issued and outstanding	11,493,059	9,842,744
Pre-funded warrants to purchase common stock	11,111,110	4,000,000
Common stock reserved and available for future grant	2,598,571	2,553,854
Common stock reserved for issuance under ESPP	2,965,869	2,301,704
Unvested restricted stock units	793,500	—
Total common stock reserved for future issuance	28,962,109	18,698,302

Net Loss Per Share

As of September 30, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,493,059 shares of the Company’s common stock and 793,500 unvested restricted stock units. As of September 30, 2020, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,987,511 shares of the Company’s common stock.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the nine months ended September 30, 2021, none of the July 2020 pre-funded warrants were exercised; as of September 30, 2021, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Sale of Common Stock and Pre-funded Warrants

In April 2021, the Company sold 8,298,890 shares of its common stock at a public offering price of $2.25 per share and sold pre-funded warrants to purchase 7,111,110 shares of its common stock at a public offering price of $2.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $32.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed a specified threshold following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is nominal and may be exercised at any time until the pre-funded warrants are exercised in full. During the nine months ended September 30, 2021, none of the April 2021 pre-funded warrants were exercised; as of September 30, 2021, all of the April 2021 pre-funded warrants remained issued and outstanding.

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

The following table summarizes stock option activity for the nine months ended September 30, 2021 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	9,843	$4.11
Granted	2,320	$4.87
Exercised	(3)	$2.11
Forfeited	(667)	$4.00
Outstanding as of September 30, 2021	11,493	$4.27

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2021 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	814	$2.21
Vested	—	$—
Forfeited	(20)	$2.21
Unvested as of September 30, 2021	794	$2.21

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$—	$3	$3	$11
Research and development	823	628	2,440	1,824
Selling, general and administrative	943	945	3,097	2,692
Total stock-based compensation	$1,766	$1,576	$5,540	$4,527

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

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.5 million for the nine months ended September 30, 2021, and $0.2 million for the three and nine months ended September 30, 2020. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

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
•
our expectations regarding the clinical development of OTO-413, including availability of top-line results from the ongoing Phase 2a cohort in hearing loss patients and initiation of at least one higher dose cohort;
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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in a Phase 2 trial for tinnitus; OTO-413 in a Phase 2a cohort for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We are conducting a Phase 2 clinical trial for OTO-313, with top-line results expected in mid-2022.

OTO-413 is a sustained-exposure formulation of BDNF in development for the repair of cochlear synaptopathy, an underlying pathology in age-related and noise-induced hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413, demonstrating that a single intratympanic injection of 0.3 mg OTO-413 was well-tolerated and showed therapeutic activity across multiple speech-in-noise hearing tests. We have nearly completed enrollment in a Phase 2a cohort using the 0.3 mg OTO-413 dose with top-line results expected early in the second quarter of 2022. Additionally, we plan to initiate enrollment to evaluate safety of at least one higher dose of OTO-413. Based on results from the Phase 2a cohort and higher-dose safety evaluation, we plan to initiate a full dose-ranging Phase 2 efficacy trial by the end of 2022.

OTO-825 is a gene therapy targeting mutations in the GJB2 gene, which is the most common cause of congenital hearing loss. In October 2019, Otonomy and AGTC announced a collaboration to develop an adeno-associated virus (AAV) based gene therapy for patients with hearing loss caused by the GJB2 mutation. Based on preclinical studies including positive results in two proof-of-concept hearing loss models presented at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting in May 2021, we have selected OTO-825 as a candidate for clinical development. We have completed a Pre-IND meeting with the United States Food and Drug Administration (FDA) that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, we have initiated IND-enabling activities that we expect to support an IND filing in the first half of 2023.

OTO-510 is a product candidate in preclinical development for the prevention of cisplatin-induced hearing loss (CIHL), which routinely occurs in patients undergoing treatment with this chemotherapeutic agent. OTO-510 has demonstrated improved otoprotection in preclinical CIHL studies compared to other drugs in development, and is being formulated to provide sustained exposure from a single intratympanic injection. The goal of the OTO-510 program is to preserve hearing without protecting the tumor.

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

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock for $64.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock for $32.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $87.1 million and an outstanding debt balance of $16.0 million.

We have never been profitable, and as of September 30, 2021, we had an accumulated deficit of $542.2 million. Our net losses were $37.6 million and $34.1 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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
•
costs related to compliance with drug development regulatory requirements; and
•
facilities expenses which include allocated expenses for amortization of right-of-use assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Third-party development costs:
OTIVIDEX	$24	$792	$407	$3,584
OTO-313	3,586	205	7,640	1,276
OTO-413	487	719	1,352	1,884
Total third-party development costs	4,097	1,716	9,399	6,744
Other unallocated internal research and development costs	4,881	5,300	15,596	14,879
Total research and development costs	$8,978	$7,016	$24,995	$21,623

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2021 and 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Research and development	$8,978	$7,016	$1,962
Selling, general and administrative	3,501	3,363	138

Research and development expenses. The increase of $2.0 million resulted from a number of activities including: (i) a $3.4 million net increase in OTO-313 clinical trial and development costs; offset by (ii) a $0.8 million decrease in OTIVIDEX costs due to discontinuation of development activities following completion of the Phase 3 clinical trial in early 2021; (iii) a $0.4 million decrease in other operating expenses; and (iv) a $0.2 million net decrease in development costs for OTO-413.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent year-over-year.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Research and development	$24,995	$21,623	$3,372
Selling, general and administrative	11,213	10,883	330

Research and development expenses. The increase of $3.4 million resulted from a number of activities including: (i) a $6.4 million net increase in OTO-313 clinical trial and development costs; (ii) a $0.6 million increase in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment; offset by (iii) a $3.2 million decrease in OTIVIDEX costs due to discontinuation of development activities following completion of the Phase 3 clinical trial in early 2021; and (iv) a $0.4 million net decrease in development costs for the OTO-413 program.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent year-over-year.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2021, we had an accumulated deficit of $542.2 million and we expect to continue to incur significant losses for the foreseeable future. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $87.1 million and an outstanding debt balance of $16.0 million. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Net cash (used in) provided by:
Operating activities	$(32,650)	$(30,574)
Investing activities	50,717	(4,849)
Financing activities	33,009	64,465
Net increase in cash, cash equivalents and restricted cash	$51,076	$29,042

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $32.7 million during the nine months ended September 30, 2021 compared to $30.6 million, for the prior year period. The $2.1 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $50.7 million during the nine months ended September 30, 2021 compared to net cash used in investing activities of $4.8 million during the prior year period. The increase in net cash provided by investing activities was primarily due to net maturities of short-term investments.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities and net proceeds from debt.

Net cash provided by financing activities was $33.0 million during the nine months ended September 30, 2021, compared to net cash provided by financing activities of $64.5 million during the prior year period. The decrease was related to proceeds from the issuance of common stock and pre-funded warrants.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. In August 2021, we filed a prospectus supplement in connection with an

“at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and entered into a new sales agreement with Cowen on terms substantially similar to the Sales Agreement. Through September 30, 2021, we have not sold any shares under the Sales Agreement.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of September 30, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $16.0 million as of September 30, 2021.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for a period of at least twelve months from the date of this report. When additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. For example, in August 2021, we filed with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In August 2021, we also filed a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, and we have decided not to pursue further development of our product candidate OTIVIDEX following a third Phase 3 trial that failed to achieve its primary endpoint. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is currently in a Phase 2a cohort for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize and generate revenue from sales of any of our current product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our current product candidates, we expect that we will continue to incur substantial expenses in order to discover, develop and market additional product candidates.

We have recorded net losses of $37.6 million and $34.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $542.2 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 (formerly OTO-311) and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $87.1 million and an outstanding debt balance of $16.0 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of September 30, 2021, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is currently in a Phase 2a cohort for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with competitor drugs including off-label drug use by physicians to treat the indications for which we seek approval. We are aware that other companies, such as Akouos, Inc., Altamira Therapeutics Ltd. (formerly Auris Medical Holding AG), Audion Therapeutics, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Gateway Biotechnology, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are developing potential products for the treatment of various otic indications, including tinnitus and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

Although not involving issued U.S. patents covering OTIPRIO or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application controlled by Auris Medical Holding AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board (PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of the Otonomy patent claims and all but one of the Auris patent claims were not patentable. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On August 1, 2018, the Federal Circuit agreed with us that the PTAB had erred in its rulings for Auris. The court reversed the PTAB’s decision against Otonomy and remanded the case for the PTAB to enter judgment for Otonomy. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed. On September 15, 2020, the pending application was issued as U.S. Patent No. 10,772,828, which was assigned to ALK in connection with the sale of assets related to OTIPRIO.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 was declared effective by the SEC. Additionally, in August 2021, we filed with the SEC a new shelf registration statement on Form S-3 to replace the shelf registration statement filed in September 2018, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock.

In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering pursuant to the terms of a sales agreement with Cowen, under which we may sell shares of common stock for up to an aggregate of $40.0 million. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, investors may be further diluted by the exercise of the pre-funded warrants we have sold.

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

As of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 47% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	July 9, 2020

10.1	Sales Agreement, dated as of August 4, 2021, between the Registrant and Cowen and Company, LLC.	8-K	001-36591	1.1	August 4, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

OTONOMY, INC.

Date: November 10, 2021	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 10, 2021	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer