Form 10-K
period 2021-12-31
OTONOMY, INC.
filed 2022-02-28
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $96.6 million based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2021 of $2.23 per share. Shares of the registrant’s common stock held by executive officers, directors and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,732,474.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

OTONOMY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

•
the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•
our expectations regarding the clinical development of OTO-313 in tinnitus patients, including availability of top-line results from the ongoing Phase 2 clinical trial and clinical safety evaluation of higher and bilateral dosing of OTO-313;
•
our expectations regarding the clinical development of OTO-413 in hearing loss patients, including availability of top-line results from the ongoing Phase 2a cohort and ongoing clinical evaluation of at least one higher dose of OTO-413;
•
our expectations regarding the future development of OTO-825 for congenital hearing loss and our collaboration with Applied Genetic Technologies Corporation (AGTC);
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

PART I

Item 1. BUSINESS

Overview

Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in Phase 2 for tinnitus; OTO-413 in Phase 2a for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development of OTO-510 for otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We have completed enrollment in a Phase 2 clinical trial for OTO-313, with top-line results expected in mid-2022. We are also initiating clinical safety evaluations for higher and bilateral dosing of OTO-313, with top-line results expected in the second half of 2022. If positive, we expect these clinical data to support an End-of-Phase 2 meeting with the United States Food and Drug Administration (FDA) and inform the design of the OTO-313 Phase 3 clinical program planned to start in the first half of 2023.

OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the treatment of hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413 across multiple speech-in-noise hearing tests. We have completed enrollment in a Phase 2a cohort for OTO-413, with top-line results expected early in the second quarter of 2022. Additionally, we have initiated enrollment to evaluate higher dosing of OTO-413, with top-line results expected in the second half of 2022. Based on results from the Phase 2a cohort and higher-dose evaluation, we plan to initiate a full dose-ranging Phase 2 efficacy trial by the end of 2022.

OTO-825 is a gene therapy targeting mutations in the gap junction beta-2 (GJB2) gene, which is the most common cause of congenital hearing loss. Preclinical proof-of-concept results for OTO-825 demonstrate that a single administration of OTO-825 rescues hearing loss and cochlear damage in two preclinical models representing a range of hearing loss severity caused by GJB2 deficiency. We have completed a Pre-IND meeting with the FDA that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, we have initiated IND-enabling activities that we expect to support an IND filing in the first half of 2023.

OTO-510 is a product candidate in preclinical development for the prevention of cisplatin-induced hearing loss (CIHL), which routinely occurs in patients undergoing treatment with this chemotherapeutic agent. OTO-510 has demonstrated improved otoprotection in preclinical studies compared to other drug candidates in clinical development, and is being formulated to provide sustained exposure from a single intratympanic injection. The goal of the OTO-510 program is to preserve hearing without protecting the tumor.

Our OTO-6XX program is evaluating the treatment of severe hearing loss by repairing or regenerating auditory hair cells. In July 2020, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for this program.

Given the unprecedented and evolving nature of the COVID-19 pandemic, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on our business operations. We have taken steps to mitigate the impact of the COVID-19 pandemic on our clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites’ ability to enroll patients, among other activities. Nonetheless, we do not know the full extent of potential future delays or impacts on our business operations, our preclinical programs and clinical trials, healthcare systems, our financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by following directives from the State of California and the applicable local governments, and guidance from the U.S. Centers for Disease Control and Prevention (CDC). Various safety protocols have been implemented and we are currently allowing employees who can remotely perform their essential functions to work from home as this was determined to be in the best interest of our employees and the communities in which we operate.

Our Product Pipeline

The following table summarizes the status of our product candidates currently in development and is followed by a brief description of each program:

Program (Compound)	Target Population	Stage of Development
OTO-313 (gacyclidine)	Tinnitus	Phase 2
OTO-413 (BDNF)	Hearing Loss	Phase 2a
OTO-825 (GJB2 gene therapy)	Congenital Hearing Loss	IND-enabling
OTO-510 (otoprotectant)	Cisplatin-Induced Hearing Loss	Preclinical development
OTO-6XX (hair cell repair and regeneration)	Severe Hearing Loss	Preclinical development

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

In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent, unilateral tinnitus of at least moderate severity. This trial demonstrated a positive clinical response for a single intratympanic injection of OTO-313 (0.32 mg) using the Tinnitus Functional Index (TFI) that was correlated with tinnitus loudness, tinnitus annoyance and patient global impression of change measures. Based on these results, we initiated a Phase 2 trial that recently completed the enrollment of 153 patients with persistent, unilateral tinnitus of at least moderate severity (target enrollment was 140 patients). Patients were randomized 1:1 to a single intratympanic injection of OTO-313 (0.32 mg) or placebo and are being followed for four months. The primary endpoint is the same as reported for the successful Phase 1/2 trial: a responder analysis based on the proportion of patients who report a clinically meaningful improvement in the TFI from baseline to Months 1 and 2 following treatment. To assess durability of the OTO-313 treatment effect, the follow-up period has been extended out to four months. Top-line results for all timepoints are expected to be available in mid-2022. Additionally, we are initiating a one-month safety study for bilateral and higher (0.64 mg) dosing of OTO-313, with results expected in the second half of 2022. Together, if positive, these clinical data are expected to support an End-of-Phase 2 meeting with the FDA and inform the design of the Phase 3 clinical program for OTO-313 planned to start in the first half of 2023.

Development Programs for the Treatment of Sensorineural Hearing Loss

Hearing loss is a large and growing unmet need with estimates by the World Health Organization that more than 360 million people worldwide have disabling levels of loss. This leads to social isolation, lower quality of life and higher rates of dementia and depression. Common causes include aging, noise, exposure to ototoxic drugs and genetics, with increased noise exposure from use of recreational music devices accelerating the onset of hearing loss. The pathologies of hearing loss typically involve damage to hair cells and/or auditory nerve fibers in the inner ear. As briefly described below, we are advancing four distinct hearing loss programs targeting different pathologies: repair of cochlear synaptopathy for treatment of speech-in-noise hearing loss (OTO-413), a gene therapy for the most common cause of congenital hearing loss (OTO-825), protection of hair cells from ototoxic drugs including cisplatin chemotherapy (OTO-510), and hair cell repair and regeneration for treatment of severe hearing loss (OTO-6XX).

OTO-413: Sustained-Exposure Neurotrophic Growth Factor for Speech-in-Noise Hearing Loss

Recent research has shown that the loss of synaptic connections between inner ear hair cells and auditory nerve fibers contributes to hearing impairment and may occur earlier than the loss of cochlear hair cells. This cochlear synaptopathy is proposed as an underlying pathology in age-related and noise-induced hearing loss and is believed to contribute to difficulty hearing speech in the presence of background noise, which is the most common complaint of patients seeking treatment for hearing loss. Overall, there are more than 60 million people in the U.S. with hearing loss including approximately 20 million with moderate to severe impairment. This can lead to social isolation, depression and early cognitive decline. Hearing aids provide limited benefit for speech-in-noise hearing problems and there is no FDA-approved drug treatment for this condition.

OTO-413 is a proprietary, sustained-exposure formulation of BDNF, which is a naturally occurring protein involved in neuron growth and repair. Nonclinical studies have demonstrated that local administration of BDNF repairs the connections between inner hair cells and auditory nerve fibers in the cochlea that are damaged due to noise trauma or exposure to ototoxic chemicals. Furthermore, we have demonstrated in preclinical studies that repair of synaptic connections is associated with a restoration of hearing function.

In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413 in subjects with hearing loss. The randomized, double-blind, placebo-controlled, ascending dose trial demonstrated that a single intratympanic injection of OTO-413 was well-tolerated across all dose cohorts. Furthermore, there was demonstration of therapeutic activity of OTO-413 versus placebo across multiple clinically-validated speech-in-noise hearing tests at consecutive time points (Days 57 and 85). In the fourth quarter of 2021, we completed enrollment in a Phase 2a cohort for the highest OTO-413 dose (0.3 mg) evaluated in the initial Phase 1/2 trial cohorts. A total of 33 patients with hearing loss were randomized 2:1 to receive a single intratympanic injection of OTO-413 or placebo. Patients are being followed for three months and assessed using three clinically-validated speech-in-noise hearing tests, with top-line results expected early in the second quarter of 2022. In addition, we are enrolling patients to evaluate at least one higher dose of OTO-413 (starting with 0.75 mg). Each dose cohort will enroll approximately 12 hearing loss patients randomized 2:1 to OTO-413 or placebo, with top-line results expected in the second half of 2022. Based on results from the Phase 2a and higher-dose evaluation, Otonomy expects to initiate a full dose-ranging Phase 2 efficacy trial for OTO-413 by the end of 2022.

OTO-825: GJB2 Gene Therapy Program for Congenital Hearing Loss

Congenital hearing loss is a significant unmet medical need with about 1 out of 500 children born with or developing hearing loss early in life. Genetic mutations are the most common cause of congenital hearing loss and a defect in the GJB2 gene is the most common of these mutations, accounting for approximately 30% of cases. Patients with GJB2 mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns.

OTO-825 is an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with a mutation in the GJB2 gene. Preclinical proof-of-concept results, which have been presented at multiple scientific meetings, demonstrate that a single administration of OTO-825 rescues hearing loss and cochlear damage in two preclinical models representing a range of hearing loss severity caused by GJB2 deficiency. We have completed a Pre-IND meeting with the FDA that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, we are conducting IND-enabling activities that we expect to support an IND filing in the first half of 2023.

In October 2019, we announced a collaboration with AGTC to co-develop and co-commercialize an AAV-based gene therapy for GJB2 deficiency that led to the identification and development of OTO-825. Under the collaboration agreement, Otonomy and AGTC equally shared the program costs and any revenue or other proceeds related to the program through December 31, 2021. Effective January 1, 2022, the collaboration agreement was amended to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in: (i) an increase in our share of future product development costs and (ii) our obligation to make potential future payments including royalties on any product sales in lieu of equal sharing of any profits or proceeds related to the program.

OTO-510: Otoprotectant for Cisplatin-Induced Hearing Loss

Cisplatin is a platinum-based chemotherapeutic agent used to treat various tumor types with first-line usage common for testicular, head and neck, and pediatric cancers. According to market estimates, more than 100,000 patients are treated each year with cisplatin in the United States including approximately 5,000 children. While use of cisplatin has contributed to improved patient survival, ototoxicity and associated permanent hearing loss is well documented in the clinical literature. In particular, hearing loss has been reported in up to 90% of children and young adults treated with cisplatin. This adversely affects speech and language development and has been associated with academic and social difficulties which can have a significant impact on patients and their families. At this time, there is no FDA-approved drug treatment to protect against cisplatin-induced hearing loss (CIHL).

OTO-510 is a product candidate in preclinical development for the prevention of CIHL. OTO-510 has demonstrated improved otoprotection in preclinical studies compared to other drug candidates in clinical development, and is being formulated to provide sustained exposure from a single intratympanic injection. The goal of the OTO-510 program is to preserve hearing without protecting the tumor.

OTO-6XX: Hair Cell Repair and Regeneration for Severe Hearing Loss

Auditory hair cells are specialized sensory cells in the cochlea that convert sound vibrations into a signal that is transmitted to the brain via auditory nerve fibers for interpretation as hearing. Unlike non-mammalian species such as birds that are able to naturally regenerate hair cells, a human is born with approximately 15,000 auditory hair cells per cochlea that do not regenerate. As a result, the loss of hair cells due to damage from excessive noise, physical trauma, exposure to ototoxic chemicals, or through the natural aging process is irreversible and results in permanent hearing loss. The treatment of hearing loss is a significant unmet need with approximately 360 million people worldwide having a disabling level of loss including approximately 6.6 million people in the U.S. with severe hearing loss. Hearing aids provide limited benefit and there are no FDA-approved drugs to treat hearing loss.

Considerable interest and attention have been focused by otology researchers over the past several decades for ways to regenerate auditory hair cells as an approach to treating severe hearing loss. More recently, researchers have demonstrated the potential to improve hearing through repair of damaged hair cells rather than regeneration, which may be a more technically feasible therapeutic approach. Our OTO-6XX program is evaluating the treatment of severe hearing loss by repairing or regenerating auditory hair cells. In July 2020, we entered into an exclusive license agreement with Kyorin that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for this program.

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
•
Avoids patient compliance concerns.

We have a broad patent portfolio of approximately 37 issued patents and allowed patent applications and at least 45 pending patent applications in active prosecution covering our product, product candidates and indications as well as other potential applications of our drug delivery technologies in major markets around the world.

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

OTO-313

There are no drugs currently approved by the FDA for the treatment of tinnitus. Current treatments for tinnitus include the use of audio masking devices, such as white noise machines, hearing aids, cognitive behavioral therapy, and the off-label administration of antidepressants, anti-anxiety medications, and steroids. We are aware of other companies that have developed potential pharmaceutical treatments for tinnitus, including Altamira Therapeutics (formerly Auris Medical Holding AG), which conducted a Phase 3 clinical program evaluating repeat IT injections of Keyzilen® (formerly AM-101) in patients with tinnitus. Both Phase 3 trials failed to achieve the primary endpoint. We are also aware that Autifony Therapeutics terminated a Phase 2 trial for AUT00063 in tinnitus patients following a planned interim analysis, Merz Pharmaceuticals GmbH suspended development of oral neramexane for chronic tinnitus, and Novartis AG completed a Phase 2 clinical trial for chronic tinnitus.

Hearing Loss Programs

There are no drugs currently approved by the FDA for the treatment of hearing loss. Oral steroids and repeat IT steroid injections are often used for the treatment of sudden sensorineural hearing loss (SSNHL), which is a rapidly emergent form of hearing loss. Hearing aids are used by a subset of patients with hearing loss and a limited number of patients with severe hearing loss are treated with cochlear implants. We are aware of a number of companies in clinical development with potential pharmaceutical treatments for various hearing loss indications, including Altamira Therapeutics, which has reported negative results for a Phase 3 trial for AM-111 in SSNHL and terminated a second Phase 3 trial early, Fennec Pharmaceuticals, which has completed two Phase 3 trials and filed a New Drug Application with the FDA for PEDMARK™ in CIHL, Metarmor, which has conducted a Phase 3 trial with D-MET in noise-induced hearing loss (NIHL), Strekin AG, which is conducting a Phase 3 trial with STR001 in SSNHL, Sound Pharmaceuticals, which has completed a Phase 2 trial with SPI-1005 in patients with NIHL, is enrolling a Phase 2 trial for aminoglycoside-induced hearing loss (AIHL) prevention, and has stated plans to initiate a Phase 2 trial in CIHL, Audion Therapeutics, which has completed a Phase 2 trial with LY3056480 in patients with mild to moderate hearing loss, Sensorion, which has reported negative results for a Phase 2 trial with SENS-401 in SSNHL and has stated plans to initiate a Phase 2 trial in CIHL, Frequency Therapeutics, which has completed multiple Phase 1 studies and a Phase 2a trial of FX-322 in hearing loss patients with mixed results, and has initiated a Phase 2b trial in SSNHL and NIHL patients, Otologic Pharmaceutics, which has completed a Phase 1 trial with NHPN-010, Decibel Therapeutics, which has initiated a Phase 1b trial with DB-020 in CIHL, Spiral Therapeutics that has initiated a Phase 1 trial with LPT99 in SSNHL, and Pipeline Therapeutics that has completed a Phase 1/2 trial in SSNHL (results not announced). We are also aware of several companies conducting preclinical development for gene therapy programs targeting congenital hearing loss including Akouos, Inc., Decibel Therapeutics, BridgeBio Pharma, Inc. and Sensorion.

Third-Party Payor Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and level of reimbursement by third-party payors, such as state, federal and foreign government healthcare programs, including Medicare and Medicaid, and commercial insurers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for our product candidates, if approved, will most likely be made on a plan-by-plan basis.

OTO-313 and OTO-413

If approved by the FDA, we intend to apply to the Centers for Medicare & Medicaid Services (CMS) for unique J Codes for OTO-313 and OTO-413 to support reimbursement in the physician office setting. If a J Code is granted and accepted by payors then each product is expected to be reimbursed according to its average selling price and in addition to the fee the physician receives for performing the intratympanic injection procedure itself.

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

Poloxamer 407

The basis for the formulation of certain of our product candidates is P407, a thermosensitive polymer. We currently purchase P407 from a single supplier on a purchase-order basis under a supply agreement. Although P407 is available from other sources, changing suppliers could disrupt our supply chain. We believe that we can effectively manage the risk of supply chain disruption by purchasing and storing quantities of P407 sufficient for our clinical requirements.

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

Our patent estate includes patents and applications with claims directed to our OTO-313, OTO-413, and other product candidates. Our patent estate also provides patents and applications with claims directed to a broad range of other active agents as potential future product candidates that are delivered using our proprietary technologies. Our patent estate, on a worldwide basis, includes approximately 37 issued patents and allowed patent applications, and at least 45 pending patent applications in active prosecution with claims relating to our OTO-313, OTO-413, other product candidates, future product candidates, manufacturing processes and alternative otic delivery technologies.

For OTO-313, we solely own a patent family directed to, among other things, the composition and therapeutic use of OTO-313. This family includes one issued U.S. patent and one pending U.S. application and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan (allowed), and Korea. Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of June 2037. We also solely own a patent family directed to therapeutic use of OTO-313. Any future U.S. and foreign patents issuing from those applications are expected to have an expiry date of December 2041. In addition, we have licensed from

Durect, a patent family directed to the therapeutic use of OTO-313. This family includes one issued U.S. patent. The expiry date of the U.S. patent, without extension, is June 2024, and the patent is expected to be OB listable.

For OTO-413, we co-own a patent family with the Regents of the University of California (UC) directed to the composition and therapeutic use of OTO-413. Through an exclusive license agreement, we have acquired UC’s rights in this patent family. Any future U.S. or foreign patents issuing from this patent family and directed to OTO-413 are expected to have an expiry date of April 2029. In addition, we solely own three patent families directed to certain aspects of the composition and therapeutic use of OTO-413. Any future U.S. or foreign patents issuing from those patent families and directed to OTO-413 are expected to have an expiry date of January 2039, January 2041 and December 2041, respectively.

In addition, we co-own eight other patent families with UC directed to a broad range of other active agents, including but not limited to, anti-TNF agents, auris pressure modulators, CNS modulators, cytotoxic agents, anti-apoptotic agents, bone-remodeling modulators, free radical modulators and ion channel modulators. As above, we have acquired, though an exclusive license, UC’s rights in those co-owned families. Furthermore, to strengthen our protection against potential design-around, we solely own two patent families directed to alternative formulations. We will continue to pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

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

In addition to patents, we have obtained trademark registrations for the “OTONOMY” mark in the United States and we have obtained trademark registration for the “OTIVIDEX” mark in the United States, the European Union (EU), and the United Kingdom (UK). Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. Although not involving issued U.S. patents covering OTIPRIO or any of our product candidates, on April 17, 2015, we filed a request for interference between one of our U.S. pending applications and a U.S. pending application that appears to be controlled by Auris Medical AG (Auris). On July 20, 2015, we received notice from the USPTO that the Patent Trial and Appeal Board

(PTAB) declared an interference between our pending application and the Auris patent (issued as U.S. Patent No. 9,066,865 on June 30, 2015). On January 26, 2017, the PTAB determined that all of our patent claims and all but one of the Auris patent claims are not patentable. In addition, the PTAB determined that the written description supporting Auris’s single claim is as of Auris’s filing date of 2014 rather than the 2005 date argued by Auris. This interference decision does not involve issued U.S. patents covering our product or product candidates. We filed a Notice of Appeal on March 27, 2017, in which we asked the Federal Circuit to reverse PTAB’s decision that our claims are not patentable and that Auris’s single claim is. On April 5, 2017, Auris filed a Notice of Cross-Appeal to ask the Federal Circuit to reverse PTAB’s decision that Auris’s other claims are not patentable. In August 2018, the Federal Circuit issued a final ruling in Otonomy’s favor. On March 11, 2019, the PTAB entered the judgment for Otonomy and cancelled the Auris patent. On April 24, 2020, the USPTO issued a Notice of Allowance for our pending application, indicating that all of our claims are allowed. On September 15, 2020, the pending application was issued as U.S. Patent No. 10,772,828, which was assigned to ALK-Abelló, Inc. (ALK) in connection with the sale of assets related to OTIPRIO. We continue to monitor patent applications filed and being protected by Auris, in case we may need to consider similar or other actions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

License and Other Agreements

The Regents of the University of California

In November 2008, we entered into an exclusive license agreement with UC that was subsequently amended in January 2010, June 2010, and November 2012. Under the license agreement, UC granted us an exclusive license under UC’s rights to patents and applications that are co-developed and co-owned with us (see above regarding our patent estate) for the treatment of human otic diseases. As such, we have acquired the entire commercial rights in those patents and applications that cover OTO-413, and may apply to other product candidates we develop. Under the agreement, UC reserved the right to use the patents and applications for its and other nonprofit institutions’ research and educational purposes.

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

Unless earlier terminated, the agreement will continue in effect until expiration of the longest-lived patent licensed to us thereunder. UC may terminate the license agreement for our uncured breach, or if a claim challenging the validity of the licensed patents is filed by or on behalf of us. We have the right to terminate this agreement for any reason at any time upon prior notice to UC. The termination of our license agreement with UC may affect a portion of our patent portfolio for OTO-413, as well as certain other product candidates we may develop. For more information, please see the section entitled “Risk Factors—Risks Related to our Intellectual Property.”

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

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA or Biologics License Application (BLA), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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
submission to the FDA of an NDA or BLA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the NDA or BLA.

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

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among others. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance, regarding Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.

The NDA or BLA Approval Process

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of the FDA’s filing of a standard non-priority NDA or BLA to review and act on the submission.

The FDA reviews an NDA or BLA to determine, among other things, whether the drug is safe and effective and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured, which is not under the control of the product sponsor. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

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

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

If the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or nonclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act (ACA), contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how future challenges to the ACA and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA includes provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. For example, the ACA revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees and taxes for certain branded prescription drugs. In 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) issued various rules that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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
•
the federal Physician Payment Sunshine Act, created under the ACA, and implementing regulations, require applicable manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS, an agency within HHS, information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding certain ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws, such as state anti-kickback and false claims laws, that may apply to our business operations, including our sales or marketing arrangements, and claims involving healthcare items or services reimbursed by governmental third-party payors, and in some instances, also such claims reimbursed by non-governmental third-party payors, including private insurers.

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

Human Capital

As of December 31, 2021, we had 51 full-time employees. Of these employees, 39 were engaged in research and development activities, and 12 were engaged in general and administrative activities. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our employee relations are strong.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to remain focused on corporate objectives and perform to achieve our corporate objectives. Additionally, we believe that diversity, equity and inclusion improve employee experience and we are committed to furthering those principles with regard to our employees and business.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by following directives from the State of California and the applicable local governments, and guidance from the CDC. Various safety protocols have been implemented and we are currently allowing employees who can remotely perform their essential functions to work from home as this was determined to be in the best interest of our employees and the communities in which we operate.

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

Otonomy, the Otonomy logo, OTIVIDEX and other trademarks or service marks of Otonomy are the property of Otonomy. Other service marks, trademarks, and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

We have recorded net losses of $51.2 million, $44.7 million and $44.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $555.8 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 (formerly OTO-311) and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $77.4 million and an outstanding debt balance of $16.0 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen and Company, LLC (Cowen) to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of December 31, 2021, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We have clinical trial sites in the United States and Europe, which may be affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic. As a result of the pandemic, enrollment of new patients in our OTIVIDEX trial was being managed on a site by site basis according to local conditions for a time and we temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 for a short period and then resumed enrollment on a site by site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we had suspended and subsequently updated our guidance regarding timing of trial results. We may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic. In addition, we, our CROs, and/or clinical trial sites may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including, among other requirements, the requirements to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and analyses and corresponding discussions that address the impact of implemented contingency measures on the safety and efficacy results reported for the clinical trial. To the extent we (or our third party suppliers and manufacturers, CROs, clinical trial sites and vendors) are required to implement additional or to modify existing policies and procedures for our clinical studies and/or manufacturing functions, or if the pandemic significantly impacts recruitment of patients or the conduct of our clinical studies, our anticipated timelines for initiating or completing clinical studies and seeking regulatory approval may be substantially delayed, and we may incur additional costs. Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

Third-party manufacturers which we use for the supply of materials for our product candidates or other materials necessary to conduct preclinical studies and clinical trials are located in countries affected by COVID-19. Although we expect no material impact on the clinical supply of our product candidates for our current clinical trials, should our third-party manufacturers experience extended disruptions, we could experience delays in future trials. We have experienced and may continue to experience longer lead times for certain raw materials and other supplies. Our third-party manufacturers may encounter disruptions in production and supply chain shortages may limit our access to raw materials and other supplies. If our third-party manufacturers or we encounter any such difficulties, our ability to manufacture or supply our product candidates for preclinical studies or clinical trials or, if approved, for commercial sale, could be delayed or halted entirely.

Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay our clinical timelines, the development of our product candidates, and regulatory approval for our product candidates. For example, due to the COVID-19 pandemic various foreign and domestic inspections of facilities were largely placed on hold, although the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Although the FDA continues to ensure timely review of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace, and review timelines could be extended if the FDA is unable to complete the required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among others. Additional COVID-19 related guidance released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency. The FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans, including delays associated with complying with new requirements, impact on the operations of our contract manufacturers, our business, and our ability to obtain sufficient supplies for our clinical development on a timely basis.

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

Use of our product candidates could be associated with undesirable side effects or adverse events that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Our product candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval for our product candidates or market our product candidates, if approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could affect patient recruitment or the ability of enrolled subjects to complete the trial, require us to perform additional studies, or halt development or sale of our product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional nonclinical or clinical trials regarding the safety and efficacy of our product candidates which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Some patients in our clinical trials have reported adverse events after being treated with OTIPRIO, OTIVIDEX, OTO-313, and OTO-413. For example, in the Phase 1/2 clinical trial for OTO-313, one patient reported symptoms associated with Grade 2 (moderate) stress cardiomyopathy, a serious adverse event, which was determined not to be treatment related, and six other patients reported Grade 1 (mild) or Grade 2 (moderate) adverse events. If we are successful in commercializing our product candidates, the FDA and other foreign regulatory agency regulations will require that we promptly report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product candidates. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our product candidates, OTO-313, OTO-413, OTO-825 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

Our product candidates, if approved, may not achieve market acceptance among physicians and patients, and may not be commercially successful. For example, we launched OTIPRIO in March 2016, but we did not generate significant revenue from sales of OTIPRIO. Since then, we entered into co-promotion agreements with certain partners to support the promotion of OTIPRIO, including most recently with ALK in June 2020 for the promotion of OTIPRIO for the treatment of acute otitis externa (AOE), which was amended in October 2020 to include promotion of OTIPRIO for use during tympanostomy tube placement (TTP) surgery. In May 2021, we sold our assets related to OTIPRIO to ALK.

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance (including compliance with cGMPs), the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA or BLA to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

We depend on the availability of key raw materials for our product candidates including gacyclidine for OTO-313, poloxamer and BDNF for OTO-413 and an AAV-based gene therapy for OTO-825, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials. Our third-party manufacturers may encounter disruptions in production and supply chain shortages may limit our access to raw materials and other supplies. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of OTO-313, OTO-413, OTO-825 or any other product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives and timelines for our product candidates or generate revenues from the sale of any approved products.

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

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. For example, we discontinued promotional support for OTIPRIO and, as a result, no longer have a sales force. If we decide not to promote our product candidates ourselves, if approved, we may consider promotional partnership arrangements, as we did in the past for OTIPRIO.

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
•
new requirements to report annually certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians, as defined by such law, and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year (effective January 1, 2022, these reporting obligations were extended to include payments and transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners, among others);
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

Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation. In 2020, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of the policies issues under the Trump administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. Healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for our product or future approved products. Any such reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve market acceptance of our product or future approved products, attain profitability, or commercialize future approved products.

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

If we fail to attract and retain senior management and key clinical, scientific and commercial personnel, we may be unable to successfully develop and commercialize our product candidates.

Our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and commercial personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our ongoing and planned clinical trials or the commercialization of our product candidates, if approved.

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

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained and otherwise processed on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets. For example, we have received phishing attacks, and companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. If any disruption or security breach or incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage to or unauthorized access, our applications, any other data processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or have prevented or will prevent other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data or other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event or any other security breach or incident that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. To our knowledge, we have not experienced a material system failure, accident or security breach to date, nor are we aware of our CROs or other contractors experiencing any such material event negatively impacting ongoing trial data, but if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization activities or drug development programs.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. If any disruption or security incident were to result in any disruption of our operations or loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of our systems or third-party systems where information important to our business operations or commercial development is stored or otherwise processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Geopolitical developments, or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

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

Inflation may adversely affect us by increasing our costs.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA or BLA, as appropriate, from the FDA. Obtaining regulatory approval of a product can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

From the approval of OTIPRIO in 2015 until its sale to ALK in May of 2021, our operations were subject to the federal transparency requirements under the federal Physician Payment Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as information regarding certain ownership and investment interests held by physicians and their immediate family members.

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

In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering pursuant to the terms of a sales agreement with Cowen, under which we may sell shares of common stock for up to an aggregate of $40.0 million. If in the future we issue additional shares of common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock. Additionally, investors may experience further dilution by the exercise of the pre-funded warrants we have sold.

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

As of December 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 52% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $436.7 million and $127.1 million, respectively. Of our federal NOLs, approximately $196.1 million were generated in a taxable year beginning after December 31, 2017, and therefore do not expire. Our remaining U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in taxable years beginning after December 31, 2017 will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2021, we had federal and California research and development tax credit carryforwards of approximately $13.4 million and $6.5 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited or eliminated. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. We believe we have experienced ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. We are in the process of completing an analysis of ownership changes through December 31, 2021 which could result in substantial limitations in, or the elimination of, our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. For as long as we remain a “smaller reporting company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “smaller reporting companies.” We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

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

Holders of Record

On February 22, 2022, the closing sale price of our common stock on The NASDAQ Global Select Market was $2.02. As of February 22, 2022, there were approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in Phase 2 for tinnitus; OTO-413 in Phase 2a for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development of OTO-510 for otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective NMDA receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We have completed enrollment in a Phase 2 clinical trial for OTO-313, with top-line results expected in mid-2022. We are also initiating clinical safety evaluations for higher and bilateral dosing of OTO-313, with top-line results expected in the second half of 2022. If positive, we expect these clinical data to support an End-of-Phase 2 meeting with the FDA and inform the design of the OTO-313 Phase 3 clinical program planned to start in the first half of 2023.

OTO-413 is a sustained-exposure formulation of BDNF in development for the treatment of hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413 across multiple speech-in-noise hearing tests. We have completed enrollment in a Phase 2a cohort for OTO-413, with top-line results expected early in the second quarter of 2022. Additionally, we have initiated enrollment to evaluate higher dosing of OTO-413, with top-line results expected in the second half of 2022. Based on results from the Phase 2a cohort and higher-dose evaluation, we plan to initiate a full dose-ranging Phase 2 efficacy trial by the end of 2022.

OTO-825 is a gene therapy targeting mutations in the GJB2 gene, which is the most common cause of congenital hearing loss. Preclinical proof-of-concept results for OTO-825 demonstrate that a single administration of OTO-825 rescues hearing loss and cochlear damage in two preclinical models representing a range of hearing loss severity caused by GJB2 deficiency. We have completed a Pre-IND meeting with the FDA that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, we have initiated IND-enabling activities that we expect to support an IND filing in the first half of 2023.

OTO-510 is a product candidate in preclinical development for the prevention of cisplatin-induced hearing loss (CIHL), which routinely occurs in patients undergoing treatment with this chemotherapeutic agent. OTO-510 has demonstrated improved otoprotection in preclinical studies compared to other drug candidates in clinical development, and is being formulated to provide sustained exposure from a single intratympanic injection. The goal of the OTO-510 program is to preserve hearing without protecting the tumor.

Our OTO-6XX program is evaluating the treatment of severe hearing loss by repairing or regenerating auditory hair cells. In July 2020, we entered into an exclusive license agreement with Kyorin that provides us with exclusive worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin for this program.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock for $64.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock for $32.2 million in total net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $77.4 million and an outstanding principal debt balance of $16.0 million.

We have never been profitable, and as of December 31, 2021, we had an accumulated deficit of $555.8 million. Our net losses were $51.2 million, $44.7 million and $44.7 million for the years ended December 31, 2021 2020 and 2019, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to develop, seek regulatory approval, and, if approved, commercialize our product candidates. In the near term, we anticipate our expenses will continue to be substantial as we:

•
conduct clinical development of OTO-313 and OTO-413, and conduct IND-enabling studies of OTO-825;
•
conduct preclinical development of OTO-510 and OTO-6XX;
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

Given the unprecedented and evolving nature of the COVID-19 pandemic, including the rise of new variants, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on our business operations. We have taken steps to mitigate the impact of the COVID-19 pandemic on our clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites’ ability to enroll patients, among other activities. Nonetheless, we do not know the full extent of potential future delays or impacts on our business operations, our preclinical programs and clinical trials, healthcare systems, our financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and community by generally adopting policies in line with directives from the State of California and the applicable local governments, and guidance from the CDC. Various safety protocols have been implemented and we are currently allowing employees who can remotely perform their essential functions to work from home as this was determined to be in the best interest of our employees and the communities in which we operate.

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
•
payments related to licensed product candidates and technologies with no alternative future use;
•
costs related to compliance with drug development regulatory requirements; and
•
facilities expenses which include allocated expenses for amortization of ROU assets, depreciation and other overhead expenses, and direct costs for laboratory and other supplies.

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2021	2020	2019
Third-party development costs:
OTIVIDEX	$423	$4,383	$7,709
OTO-313	10,995	1,527	2,951
OTO-413	2,196	2,385	4,557
Total third-party development costs	13,614	8,295	15,217
Other unallocated internal research and development costs	21,059	19,702	17,588
Total research and development costs	$34,673	$27,997	$32,805

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2021, 2020 and 2019 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-based Compensation

We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes-Merton option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For stock option and restricted stock unit grants, we recognize the fair value as expense on a straight-line basis over the vesting period of each respective stock option or restricted stock unit, generally between two and four years.

Recent Accounting Pronouncements

See Note 2 to our financial statements included in Part II, Item 8, “Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2021, we had U.S. federal and state NOLs of approximately $436.7 million and $127.1 million, respectively. Of our federal NOLs, approximately $196.1 million were generated in a taxable year beginning after December 31, 2017, and therefore do not expire. Our remaining U.S. federal and state NOLs will expire in various years beginning in 2030, if not utilized. Under the legislation enacted in 2017 commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, the deductibility of our federal NOLs generated in taxable years beginning after December 31, 2017 will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2021, we had federal and California research and development tax credit carryforwards of approximately $13.4 million and $6.5 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2030, if not utilized. The California research credit will carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited or eliminated. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. We believe we have experienced ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. We are in the process of completing an analysis of ownership changes through December 31, 2021 which could result in substantial limitations in, or the elimination of, our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

As of December 31, 2021, we had a full valuation allowance against our net deferred tax assets.

Reduced Reporting Requirements

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. For as long as we remain a “smaller reporting company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “smaller reporting companies.” Additionally, we intend to rely on certain exemptions and reduced reporting requirements available to us as a non-accelerated filer, including those relating to providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Research and development	$34,673	$27,997	$6,676
Selling, general and administrative	14,707	14,575	132
Interest income	43	326	(283)
Interest expense	1,599	1,570	29

Research and development expenses. The increase of $6.7 million in research and development expenses resulted from a number of activities including: (i) a $9.4 million net increase in OTO-313 clinical trial and development costs; (ii) a $1.2 million increase in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment. The increase in research and development expenses was offset by a $3.9 million decrease in OTIVIDEX costs due to discontinuation of development activities following completion of the Phase 3 clinical trial in early 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent year-over-year.

Interest income. Interest income was consistent year-over-year.

Interest expense. Interest expense was consistent year-over-year.

Comparison of the Years Ended December 31, 2020 and 2019

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2020 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $555.8 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. However, additional capital may not be available in sufficient amounts or on reasonable terms, if at all.

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $77.4 million. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes. Our primary contractual obligations include our facility lease and our term loans.

The following table sets forth a summary of the primary sources and uses of cash for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(42,418)	$(38,874)	$(36,925)
Investing activities	55,963	(20,215)	28,296
Financing activities	33,100	64,663	195
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,645	$5,574	$(8,434)

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $42.4 million in 2021 compared to $38.9 million in 2020. The increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period. Net cash used in operating activities was $38.9 million in 2020 compared to $36.9 million in 2019. The increase in the utilization of cash was primarily due to a decrease in accrued expenses compared to an increase in the prior year.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for purchases of short-term investments and capital expenditures.

Net cash provided by investing activities was $56.0 million in 2021 compared to net cash used in investing activities of $20.2 million in 2020 and net cash provided by investing activities of $28.3 million in 2019. The increase in net cash provided by investing activities in 2021 compared to 2020 was primarily due to net maturities of short-term investments used to fund operations. The increase in net cash used in investing activities in 2020 compared to 2019 was primarily due to net purchases of short-term investments.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities and net proceeds from debt.

Net cash provided by financing activities was $33.1 million in 2021 compared to $64.7 million in 2020 and $0.2 million in 2019. Net cash provided by financing activities in 2021 consisted of $32.2 million related to the issuance of common stock and pre-funded warrants, net proceeds of $0.7 million from a loan and $0.2 million in net proceeds for shares issued upon stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2020 consisted of $64.2 million related to the issuance of common stock and pre-funded warrants and $0.5 million in net proceeds for shares issued upon stock option exercises and under our employee stock purchase plan. Net cash provided by financing activities in 2019 consisted of $0.2 million in net proceeds for shares issued upon stock option exercises and under our employee stock purchase plan.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and entered into a superseding sales agreement with Cowen on terms substantially similar to the Sales Agreement. Through December 31, 2021, we have not sold any shares under the Sales Agreement.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $16.0 million as of December 31, 2021.

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

Funding Requirements

We expect to continue to incur significant losses for the foreseeable future as we: (i) develop and seek regulatory approvals for our product candidates OTO-313, OTO-413 and OTO-825; and (ii) work to develop OTO-510, OTO-6XX and additional product candidates through research and development programs. We are subject to all the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for a period of at least twelve months from the date of this Annual Report on Form 10‑K. When additional financing is required, we anticipate that we will seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. For example, in August 2021, we filed with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In August 2021, we filed a prospectus supplement under such shelf registration statement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•
the design, initiation, progress, size, timing, costs and results of nonclinical studies and clinical trials for our product candidates, including OTO-313, OTO-413 and OTO-825;

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

Item 8. FINANCIAL STATEMENTS

Otonomy, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Otonomy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Otonomy, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Expense Accrual
Description of the Matter

As of December 31, 2021, the Company recorded $1.3 million for accrued clinical trial costs. As described in Note 2 of the Form 10-K, the Company records accruals for estimated costs of clinical trial activities, resulting from the Company’s obligations under contracts with vendors, contract research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including Contract Research Organizations (“CRO”) as to the progress or state of its trials.

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

San Diego, California

February 28, 2022

Otonomy, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$77,412	$30,767
Short-term investments	—	55,576
Prepaid and other current assets	3,056	2,372
Total current assets	80,468	88,715
Restricted cash	702	702
Property and equipment, net	1,771	2,766
Right-of-use assets	12,696	14,082
Total assets	$95,637	$106,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,090	$849
Accrued expenses	4,338	2,953
Accrued compensation	3,450	3,927
Leases, current	3,455	3,265
Total current liabilities	12,333	10,994
Long-term debt, net	15,997	15,158
Leases, net of current	12,400	13,847
Total liabilities	40,730	39,999
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 56,732,474 and 48,318,970 shares issued and outstanding at December 31, 2021 and 2020, respectively	57	48
Additional paid-in capital	610,655	570,841
Accumulated other comprehensive income	—	1
Accumulated deficit	(555,805)	(504,624)
Total stockholders’ equity	54,907	66,266
Total liabilities and stockholders’ equity	$95,637	$106,265

See accompanying notes.

Otonomy, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Product sales, net	$125	$273	$600
Costs and operating expenses:
Cost of product sales	370	1,188	912
Research and development	34,673	27,997	32,805
Selling, general and administrative	14,707	14,575	11,690
Total costs and operating expenses	49,750	43,760	45,407
Loss from operations	(49,625)	(43,487)	(44,807)
Other income (expense):
Interest income	43	326	1,723
Interest expense	(1,599)	(1,570)	(1,591)
Total other (expense) income, net	(1,556)	(1,244)	132
Net loss	(51,181)	(44,731)	(44,675)
Net loss per share, basic and diluted	$(0.81)	$(1.10)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	63,441,330	40,845,844	30,726,786

See accompanying notes.

Otonomy, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(51,181)	$(44,731)	$(44,675)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(1)	(10)	34
Comprehensive loss	$(51,182)	$(44,741)	$(44,641)

See accompanying notes.

Otonomy, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	30,685,412	$31	$494,947	$(23)	$(415,218)	$79,737
Issuance of common stock upon exercise of stock options	2,912	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	125,887	—	242	—	—	242
Stock-based compensation expense	—	—	4,890	—	—	4,890
Net loss	—	—	—	—	(44,675)	(44,675)
Unrealized gain on available-for-sale securities	—	—	—	34	—	34
Balance at December 31, 2019	30,814,211	31	500,084	11	(459,893)	40,233
Issuance of common stock and pre- funded warrants, net of issuance costs	17,275,000	17	64,170	—	—	64,187
Issuance of common stock upon exercise of stock options	92,035	—	206	—	—	206
Issuance of common stock under employee stock purchase plan	137,724	—	270	—	—	270
Stock-based compensation expense	—	—	6,111	—	—	6,111
Net loss	—	—	—	—	(44,731)	(44,731)
Unrealized loss on available-for-sale securities	—	—	—	(10)	—	(10)
Balance at December 31, 2020	48,318,970	48	570,841	1	(504,624)	66,266
Issuance of common stock and pre- funded warrants, net of issuance costs	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options	2,836	—	6	—	—	6
Issuance of common stock under employee stock purchase plan	111,778	—	213	—	—	213
Stock-based compensation expense	—	—	7,397	—	—	7,397
Net loss	—	—	—	—	(51,181)	(51,181)
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Balance at December 31, 2021	56,732,474	$57	$610,655	$—	$(555,805)	$54,907

See accompanying notes.

Otonomy, Inc.,

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(51,181)	$(44,731)	$(44,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	856	1,062	1,149
Stock-based compensation	7,397	6,111	4,890
Amortization of premiums (accretion of discounts) on short-term investments	85	(29)	(787)
Amortization of debt discount	172	191	189
Impairment of property and equipment	727	—	—
Changes in operating assets and liabilities:
Prepaid and other assets	(1,564)	108	536
Accounts payable	276	(374)	127
Accrued expenses	1,459	(2,419)	1,656
Accrued compensation	(477)	1,334	(42)
Right-of-use assets and lease liabilities, net	(168)	(127)	32
Net cash used in operating activities	(42,418)	(38,874)	(36,925)
Cash flows from investing activities:
Purchases of short-term investments	—	(68,581)	(85,004)
Maturities of short-term investments	55,490	48,500	114,000
Purchases of property and equipment	(295)	(134)	(700)
Proceeds from disposition	768	—	—
Net cash provided by (used in) investing activities	55,963	(20,215)	28,296
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	32,207	64,187	—
Proceeds from issuance of long-term debt, net of issuance costs	674	—	—
Proceeds from short-term debt	—	1,126	—
Principal payments on short-term debt	—	(1,126)	—
Proceeds from issuance of common stock under employee stock purchase plan	213	270	242
Proceeds from exercise of stock options	6	206	5
Payments of debt issuance costs	—	—	(52)
Net cash provided by financing activities	33,100	64,663	195
Net change in cash, cash equivalents and restricted cash	46,645	5,574	(8,434)
Cash, cash equivalents and restricted cash at beginning of period	31,469	25,895	34,329
Cash, cash equivalents and restricted cash at end of period	$78,114	$31,469	$25,895

Cash and cash equivalents at end of period	$77,412	$30,767	$25,194
Restricted cash at end of period	702	702	701
Cash, cash equivalents and restricted cash at end of period	$78,114	$31,469	$25,895

Supplemental cash flow information:
Cash paid for interest	$1,422	$1,373	$1,394

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$85	$67	$76

See accompanying notes.

Otonomy, Inc.,

Notes to Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and is utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. The Company’s primary focus is currently on the advancement of three programs in its broad pipeline: OTO-313 in Phase 2 for tinnitus; OTO-413 in Phase 2a for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, the Company is conducting preclinical development of OTO-510 for otoprotection and OTO-6XX for severe hearing loss.

Basis of Presentation

The Company follows Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires that management perform a two-step analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2).

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $77.4 million, outstanding debt of $16.0 million and an accumulated deficit of $555.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for its product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

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

Short-term Investments

From time to time, the Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of Level 1 financial instruments in the fair value hierarchy (see Note 8 – Fair Value).

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

Property and Equipment, Net

Property and equipment generally consist of manufacturing equipment, office furniture and equipment, computers, and scientific equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to ten years). Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. During the year ended December 31, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million. No impairment was recorded during the years ended December 31, 2020 and 2019. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses the value of its long-lived assets for impairment on an annual basis and whenever events indicate that the carrying amount of such assets may not be recoverable. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, the Company believes that future cash flows to be received support the carrying value of its long-lived assets. No impairment of long-lived assets was recorded during the years ended December 31, 2021, 2020 and 2019.

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

License Fees

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain, and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its product candidates would be reached when the requisite regulatory approvals are obtained to make the product available for sale.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and employee stock purchase plan (ESPP) rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model, while market price of the Company’s common stock at the date of grant is used for restricted stock unit awards. Forfeitures are recognized as incurred. For awards subject to time-based vesting conditions, stock-based compensation expense is recognized using the straight-line method. For performance-based awards to employees, (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual performance milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the implicit service period commencing once management believes the performance criteria is probable of being met.

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

As of December 31, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,707,568 shares of the Company’s common stock and 1,650,250 unvested restricted stock units. As of December 31, 2020 and 2019, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 9,842,744 and 7,495,129 shares of the Company’s common stock, respectively.

Risks and Uncertainties Related to COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic could pose significant risks to the Company’s business; however, the ultimate impact of the pandemic is highly uncertain.

Given the unprecedented and evolving nature of the COVID-19 pandemic, including the rise of new variants, there continues to be significant uncertainty about the progression and ultimate impact of the pandemic on the Company’s operations. The Company has taken steps to mitigate the impact of the COVID-19 pandemic on its clinical trials, including developing processes to ensure the integrity of data collection from enrolled patients and supporting sites’ ability to enroll patients, among other activities. Nonetheless the Company does not know the full extent of potential future delays or impacts on its business operations, its preclinical programs and clinical trials, healthcare systems, its financial condition, or the global economy as a whole resulting from the COVID-19 pandemic.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $71.5 million and $23.3 million as of December 31, 2021 and 2020, respectively.

The Company held no available-for-sale debt securities with maturities of more than three months from the date of purchase as of December 31, 2021. Available-for-sale debt securities with maturities of more than three months from the date of purchase as of December 31, 2020 have been classified as short-term investments, and were as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2020:
U.S. Treasury securities	$55,085	$2	$(1)	$55,086
Certificates of deposit	490	—	—	490
	$55,575	$2	$(1)	$55,576

As of December 31, 2021, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of December 31, 2021. All the Company’s available-for-sale debt securities mature within one year.

The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service. The fair values of available-for-sale debt securities are validated by comparing the fair values reported by the professional pricing service to quoted market prices or to fair values obtained from the custodian bank.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$4,252	$4,265
Manufacturing equipment	82	1,075
Computer equipment and software	1,488	989
Leasehold improvements	822	768
Office furniture	1,507	1,548
	8,151	8,645
Less: accumulated depreciation	(6,380)	(5,879)
Total	$1,771	$2,766

Depreciation expense was $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical trial costs	$1,279	$1,477
Accrued other	3,059	1,476
Total	$4,338	$2,953

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

The table above includes a potential milestone payment of $0.3 million under one of the Company’s license agreements payable if the Company initiates a Phase 2 trial for OTO-413 in 2022.

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

The following table summarizes costs recognized, in research and development, under the Company’s license agreements and other non-cancellable royalty and milestone obligations (in thousands):

	Years Ended December 31,
	2021	2020	2019
License and other fees	$—	$500	$—
Milestone fees	—	250	100
Total license and related fees	$—	$750	$100

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2021 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of December 31, 2021, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $1.6 million for the year ended December 31, 2021. Accrued interest, included in accounts payable, was $0.1 million as of December 31, 2021. The outstanding Term Loan balance was $16.0 million as of December 31, 2021, inclusive of accretion of the final payment and net unamortized debt discount.

The estimated aggregate amounts and timing of payments on the Company’s long-term debt obligations as of December 31, 2021 for the next five fiscal years are as follows:

2022	$—
2023	3,657
2024	5,486
2025	5,486
2026	2,011
Subtotal	16,640
Unamortized discount	(643)
Total long-term debt, net	$15,997

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

7. Leases

Operating Leases

The Company has existing operating leases for certain office equipment and its facility with initial terms ranging from 36 months to 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability and ROU asset. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee.

In July 2021, the Company entered into a lease for certain equipment with an initial term of 36 months, which includes a purchase option at the end of the lease term based upon the then fair market value of the equipment. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The Company evaluated the lease in accordance with ASC 842 and recorded this lease as an operating lease in the balance sheets. The ROU assets associated with all the Company’s operating leases are recognized in the balance sheets.

Finance Leases

In November 2021, the Company entered into a lease for certain computer equipment with an initial term of 48 months, which includes an option to purchase the equipment at the end of the lease term that is not reasonably certain to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The associated ROU asset is recognized within property and equipment, net in the balance sheets and is being amortized over four years in accordance with the Company’s standard depreciation and amortization policies.

	Years Ended December 31,
Lease expenses:	2021	2020
Operating lease expenses	$3,162	$3,137
Variable lease expenses	934	793
Total lease expenses	$4,096	$3,930

Lease Maturities:
	Operating Leases	Finance Leases	Total
2022	$3,365	$91	$3,456
2023	3,464	91	3,555
2024	3,554	91	3,645
2025	3,642	83	3,725
2026	3,751	—	3,751
Thereafter	2,891	—	2,891
Total minimum lease payments	20,667	356	21,023
Imputed interest	(5,111)	(57)	(5,168)
Total	15,556	299	15,855
Less: leases, current	(3,364)	(91)	(3,455)
Leases, net of current	$12,192	$208	$12,400

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

As of December 31, 2021 and 2020, the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Assets
Money market funds	$71,493	$71,493	$—	$—
	$71,493	$71,493	$—	$—

December 31, 2020:
Assets
Money market funds	$23,278	$23,278	$—	$—
U.S. Treasury securities	55,086	55,086	—	—
Certificates of deposit	490	—	490	—
	$78,854	$78,364	$490	$—

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2021	2020
Common stock options issued and outstanding	11,707,568	9,842,744
Pre-funded warrants to purchase common stock	11,111,110	4,000,000
Common stock reserved and available for future grant under the 2014 Equity Incentive Plan	1,500,062	2,553,854
Common stock reserved for issuance under ESPP	2,914,710	2,301,704
Unvested restricted stock units	1,650,250	—
Total common stock reserved for future issuance	28,883,700	18,698,302

July 2020 Sale of Common Stock and Pre-funded Warrants

In July 2020, the Company sold 17,275,000 shares of its common stock at a public offering price of $3.25 per share and sold pre-funded warrants to purchase 4,000,000 shares of its common stock at a public offering price of $3.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $64.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed 4.99% following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is nominal and may be exercised at any time until the pre-funded warrants are exercised in full. During the year ended December 31, 2021, none of the July 2020 pre-funded warrants were exercised; as of December 31, 2021, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Sale of Common Stock and Pre-funded Warrants

In April 2021, the Company sold 8,298,890 shares of its common stock at a public offering price of $2.25 per share and sold pre-funded warrants to purchase 7,111,110 shares of its common stock at a public offering price of $2.249 per pre-funded warrant. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $32.2 million. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each pre-funded warrant. Per their terms, the outstanding pre-funded warrants to purchase shares of common stock may not be exercised if certain holders’ ownership of the Company’s common stock would exceed a specified threshold following such exercise. The pre-funded warrants are exercisable immediately and do not contain an expiration date. The pre-funded warrants include a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are included in the computation of basic net loss per share as the exercise price is nominal and may be exercised at any time until the pre-funded warrants are exercised in full. During the year ended December 31, 2021, none of the April 2021 pre-funded warrants were exercised; as of December 31, 2021, all of the April 2021 pre-funded warrants remained issued and outstanding.

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

The 2014 Plan permits the grant of incentive stock options to the Company’s employees and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. The Company accounts for stock-based compensation expense related to stock options by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model, while market price of the Company’s common stock at the date of grant is used for restricted stock unit awards. Options granted under the 2014 Plan are generally scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, expire no later than 10 years from the date of grant. Options granted under the 2014 Plan must have a per share exercise price equal to at least 100% of the fair market value of a share of the common stock as of the date of grant. Restricted stock units granted under the 2014 Plan are generally scheduled to vest over two to three years.

Under the evergreen provision of the 2014 Plan, the number of shares available for issuance under the 2014 Plan includes an annual increase on the first day of each fiscal year equal to the lesser of (i) 2,500,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2022, the number of shares available for future issuance was increased by 2,500,000 shares so that the total available for future issuance as of January 1, 2022 was 4,000,062 shares.

As of December 31, 2021, 1,500,062 shares of common stock were available for future grant under the 2014 Plan. The following table summarizes stock option activity for the year ended December 31, 2021 (in thousands except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	9,843	$4.11
Granted	2,965	$4.26
Exercised	(3)	$2.11
Forfeited	(1,097)	$4.10
Outstanding as of December 31, 2021	11,708	$4.15	6.8	$460
Options vested and expected to vest as of December 31, 2021	11,708	$4.15	6.8	$460
Options exercisable as of December 31, 2021	6,994	$4.44	5.6	$348

The following table summarizes certain information regarding stock options (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share of options granted during the period	$3.32	$2.68	$1.64
Cash received from options exercised during the period	6	206	5
Intrinsic value of options exercised during the period	1	59	2

The following table summarizes restricted stock unit activity for the year ended December 31, 2021 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,697	$2.16
Vested	—	$—
Forfeited	(47)	$2.16
Unvested as of December 31, 2021	1,650	$2.16

2014 Employee Stock Purchase Plan

In July 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the ESPP), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before June 1 and December 1 approximately twenty-four months later, and include six-month purchase periods. The Company accounts for stock-based compensation expense related to ESPP rights by estimating the fair value on the date of grant using the Black-Scholes-Merton option pricing model.

The number of shares available for issuance under the ESPP includes an annual increase on the first day of each fiscal year, equal to the lesser of (i) 800,000 shares; (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2022, the number of shares available for future issuance was increased by 800,000 shares so that the total available for future issuance as of January 1, 2022 was 3,714,710 shares.

As of December 31, 2021, the Company had issued 707,333 shares of common stock under the ESPP and had 2,914,710 shares available for future issuance.

Stock-Based Compensation Expense

The following are the weighted-average underlying assumptions used to determine the fair value of stock options and ESPP rights using the Black-Scholes-Merton option pricing model:

	Years Ended December 31,
	2021	2020	2019
Stock Options:
Risk-free interest rate	0.8%	1.5%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	99.2%	96.7%	98.1%
Expected term (in years)	6.0	6.1	6.1
Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	0.1%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.9%	69.8%	69.5%
Expected term (in years)	1.3	1.3	1.3

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

Total non-cash stock-based compensation expense recognized in the statements of operations is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of product sales	$3	$13	$12
Research and development	3,355	2,456	2,085
Selling, general and administrative	4,039	3,642	2,793
Total stock-based compensation	$7,397	$6,111	$4,890

As of December 31, 2021, unrecognized compensation cost related to stock options was $11.1 million which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of December 31, 2021, unrecognized compensation cost related to restricted stock units was $2.8 million which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of December 31, 2021, unrecognized compensation cost related to ESPP rights was $0.2 million which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with AGTC to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the GJB2 gene. Under the collaboration agreement, the Company and AGTC equally shared the program costs and any revenue or other proceeds related to the program through December 31, 2021. Effective January 1, 2022, the collaboration agreement was amended to increase the Company’s responsibility for the overall development and commercialization of the program, which resulted in: (i) an increase in the Company’s share of future product development costs and (ii) the Company’s obligation to make potential future payments including royalties on any product sales in lieu of equal sharing of any profits or proceeds related to the program.

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of AOE in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. For the years ended December 31, 2021 and 2020, the Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.5 million and $0.3 million, respectively. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

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

13. Income Taxes

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards may be subject to substantial annual limitations in the event a cumulative change in ownership of more than 50% occurs within a three-year period. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382. The Company completed an ownership change analysis pursuant to IRC Section 382 through December 31, 2020 and reduced deferred tax assets related to net operating loss carryforwards and research and development tax credit carryforwards accordingly. The Company is in the process of completing an analysis through December 31, 2021 which could result in substantial limitations. When the analysis is completed, the Company will adjust deferred tax assets, if any, accordingly. Due to the existence of the full valuation allowance against the Company’s net deferred tax assets, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$99,450	$88,013
Research and development credits	11,107	9,985
Depreciation and amortization	7,940	10,212
Accrued expenses	694	850
Lease liabilities	3,373	3,816
Stock compensation	4,083	3,856
Other, net	94	234
Total deferred tax assets	126,741	116,966
Less: valuation allowance	(124,040)	(113,826)
Total deferred tax assets, net of valuation allowance	2,701	3,140
Deferred tax liability:
Right-of-use assets	(2,701)	(3,140)
Total deferred tax liability	(2,701)	(3,140)
Total	$—	$—

Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s net deferred tax assets, as it is more likely than not that such net assets will not be realized. A valuation allowance of approximately $124.0 million and $113.8 million has been established as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $436.7 million and $127.1 million, respectively. Of the federal net operating loss carryforwards, approximately $196.1 million were generated in a taxable year beginning after December 31, 2017, and therefore do not expire. Federal net operating losses that occur after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017 (the Tax Act). The remaining federal and state net operating loss carryforwards will begin to expire in 2030, unless previously utilized. As of December 31, 2021, the Company also had federal and California research and development credit carryforwards of approximately $13.4 million and $6.5 million, respectively. The federal research and development credit carryforwards will begin expiring in 2030, unless previously utilized. The California research credit will carry forward indefinitely.

The following is a reconciliation of the expected recovery of income taxes between those that are based on enacted tax rates and laws, to those currently reported for the years ended December 31 (in thousands):

	2021	2020	2019
Federal statutory rate	$(10,748)	$(9,393)	$(9,382)
State tax (net of federal benefit)	500	334	299
Permanent items, other	11	9	189
Stock compensation	1,349	1,595	2,470
Other adjustments	(204)	687	523
Research and development credits	(1,870)	(1,774)	(1,595)
Uncertain tax positions	748	710	638
Change in valuation allowance	10,214	7,832	6,858
Provision for income taxes	$0	$0	$0

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$11,514	$10,739	$10,052
Adjustments related to prior year tax positions	(83)	(21)	(80)
Increases related to current year tax positions	885	796	767
	$12,316	$11,514	$10,739

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the balance sheets as of December 31, 2021 and 2020 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2021, 2020 and 2019.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders (Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

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

(3) Exhibits:

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date

2.1#	Asset Transfer Agreement between the Registrant and IncuMed, LLC, dated April 30, 2013.	S-1	333-197365	2.1	7/11/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-197365	3.2	8/1/2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	7/9/2020

4.1	Third Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 23, 2014.	S-1	333-197365	4.1	7/11/2014

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-197365	4.2	7/28/2014

4.3	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36591	4.3	2/27/2020

4.4	Form of Pre-Funded Warrant.	8-K	001-36591	4.1	7/10/2020

10.1+	Executive Employment Agreement between the Registrant and Paul E. Cayer.

10.2+	Executive Employment Agreement between the Registrant and Robert Michael Savel, II.

10.3+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-197365	10.1	8/1/2014

10.4+	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-197365	10.2	8/1/2014

10.5+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-197365	10.3	8/1/2014

10.6+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-197365	10.4	8/1/2014

10.7+	Executive Incentive Compensation Plan.	S-1/A	333-197365	10.5	7/28/2014

10.8+	Executive Employment Agreement between the Registrant and David A. Weber, Ph.D.	S-1/A	333-197365	10.6	8/1/2014

10.9+	Executive Employment Agreement between the Registrant and Alan C. Foster, Ph.D.	10-Q	001-36591	10.2	8/4/2021

10.10#	License and Commercialization Agreement between the Registrant and DURECT Corporation, dated April 30, 2013.	S-1	333-197365	10.11	7/11/2014

10.11#	License Agreement between the Registrant and The Regents of the University of California, dated November 5, 2008, as amended on January 27, 2010, June 9, 2010 and November 7, 2012.	S-1	333-197365	10.12	7/11/2014

10.12	Lease Agreement between the Registrant and ARE-SD Region No. 34, LLC, dated May 11, 2015.	10-Q	001-36591	10.2	5/12/2015

10.13	Loan and Security Agreement among the Registrant, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated December 31, 2018.	8-K	001-36591	10.1	1/3/2019

10.14	Third Amendment to Loan and Security Agreement among the Company, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, dated June 2, 2021.	10-Q	001-36591	10.1	8/4/2021

10.15	Sales Agreement, dated as of August 4, 2021, between the Registrant and Cowen and Company, LLC.	8-K	001-36591	1.1	8/4/2021

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney, incorporated by reference to the signature page hereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: February 28, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Weber David A. Weber, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Paul E. Cayer Paul E. Cayer	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	February 28, 2022

/s/ James Breitmeyer James Breitmeyer, M.D., Ph.D.	Director	February 28, 2022

/s/ Jill M. Broadfoot Jill M. Broadfoot	Director	February 28, 2022

/s/ Vickie Capps Vickie Capps	Director	February 28, 2022

/s/ Ciara Kennedy Ciara Kennedy, Ph.D.	Director	February 28, 2022

/s/ Iain McGill Iain McGill	Director	February 28, 2022

/s/ Theodore R. Schroeder Theodore R. Schroeder	Director	February 28, 2022