Form 10-Q
period 2022-03-31
OTONOMY, INC.
filed 2022-05-09
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 3, 2022 was 56,921,605.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,874	$77,412
Prepaid and other current assets	3,504	3,056
Total current assets	66,378	80,468
Restricted cash	702	702
Property and equipment, net	1,850	1,771
Right-of-use assets	12,302	12,696
Total assets	$81,232	$95,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,447	$1,090
Accrued expenses	3,274	4,338
Accrued compensation	1,837	3,450
Leases, current	3,480	3,455
Total current liabilities	10,038	12,333
Long-term debt, net	16,040	15,997
Leases, net of current	11,905	12,400
Total liabilities	37,983	40,730
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 56,921,605 and 56,732,474 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	612,549	610,655
Accumulated deficit	(569,357)	(555,805)
Total stockholders’ equity	43,249	54,907
Total liabilities and stockholders’ equity	$81,232	$95,637

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Product sales, net	$—	$90
Costs and operating expenses:
Cost of product sales	—	230
Research and development	9,406	7,660
Selling, general and administrative	3,748	4,043
Total costs and operating expenses	13,154	11,933
Loss from operations	(13,154)	(11,843)
Other income (expense)
Interest income	11	15
Interest expense	(409)	(382)
Net loss	$(13,552)	$(12,210)

Net loss per share, basic and diluted	$(0.20)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	67,845,685	52,319,101

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net loss	$(13,552)	$(12,210)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	4
Comprehensive loss	$(13,552)	$(12,206)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	56,732,474	$57	$610,655	$—	$(555,805)	$54,907
Issuance of common stock upon vesting of restricted stock units (unaudited)	189,131	—	—	—	—	—
Stock-based compensation expense (unaudited)	—	—	1,894	—	—	1,894
Net loss (unaudited)	—	—	—	—	(13,552)	(13,552)
Balance at March 31, 2022 (unaudited)	56,921,605	$57	$612,549	$—	$(569,357)	$43,249

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock upon exercise of stock options (unaudited)	232	—	1	—	—	1
Stock-based compensation expense (unaudited)	—	—	1,963	—	—	1,963
Net loss (unaudited)	—	—	—	—	(12,210)	(12,210)
Unrealized gain on available- for-sale securities (unaudited)	—	—	—	4	—	4
Balance at March 31, 2021 (unaudited)	48,319,202	$48	$572,805	$5	$(516,834)	$56,024

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,552)	$(12,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	221
Stock-based compensation	1,894	1,963
Amortization of premiums on short-term investments	—	22
Amortization of debt discount	43	45
Impairment of property, plant and equipment	—	727
Changes in operating assets and liabilities:
Prepaid and other assets	(448)	(898)
Accounts payable	336	(209)
Accrued expenses	(1,123)	152
Accrued compensation	(1,613)	(2,126)
Right-of-use assets and lease liabilities, net	(76)	(54)
Net cash used in operating activities	(14,344)	(12,367)
Cash flows from investing activities:
Maturities of short-term investments	—	32,745
Purchases of property and equipment	(194)	(130)
Net cash (used in) provided by investing activities	(194)	32,615
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	—	1
Net change in cash, cash equivalents and restricted cash	(14,538)	20,249
Cash, cash equivalents and restricted cash at beginning of period	78,114	31,469
Cash, cash equivalents and restricted cash at end of period	$63,576	$51,718

Cash and cash equivalents at end of period	$62,874	$51,016
Restricted cash at end of period	702	702
Cash, cash equivalents and restricted cash at end of period	$63,576	$51,718

Supplemental cash flow disclosures
Cash paid for interest	$360	$338

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$165	$—

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

The condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $62.9 million, outstanding debt of $16.0 million and an accumulated deficit of $569.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) develops and seeks regulatory approvals for its product candidates; and (ii) works to develop additional product candidates through research and development programs. When additional financing is required, the Company anticipates that it will seek additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If the Company is not able to secure adequate additional funding, if or when necessary, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for a period of at least twelve months from the date of this report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2022. The results presented in these unaudited condensed financial statements are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Short-term Investments

From time to time, the Company carries short-term investments classified as available-for-sale debt securities at fair value as determined by prices for identical or similar securities at the balance sheet date. Short-term investments consist of both Level 1 financial instruments in the fair value hierarchy (see Note 6 – Fair Value).

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $55.5 million and $71.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company held no available-for-sale debt securities with maturities of more than three months from the date of purchase as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of March 31, 2022. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company periodically assesses the value of its long-lived assets for impairment. During the three months ended March 31, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million. No impairment was recorded during the three months ended March 31, 2022.

Property and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$4,481	$4,252
Manufacturing equipment	82	82
Computer equipment and software	1,497	1,488
Leasehold improvements	851	822
Office furniture	1,507	1,507
	8,418	8,151
Less: accumulated depreciation	(6,568)	(6,380)
Total	$1,850	$1,771

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical trial costs	$1,226	$1,279
Accrued other	2,048	3,059
Total	$3,274	$4,338

5. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTO-313 and OTO-413 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred.

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

As of March 31, 2022 and December 31, 2021 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
March 31, 2022:
Assets
Money market funds	$55,500	$55,500	$—	$—
	$55,500	$55,500	$—	$—
December 31, 2021:
Assets
Money market funds	$71,493	$71,493	$—	$—
	$71,493	$71,493	$—	$—

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

Finance Leases

In November 2021, the Company entered into a lease for certain computer equipment with an initial term of 48 months, which includes an option to purchase the equipment at the end of the lease term that is not reasonably certain to be exercised. The lease payment includes customary principal and interest as well as costs related to the installation and setup of the equipment. The associated right-of-use asset is recognized within property and equipment, net on the condensed balance sheets and is being amortized over four years in accordance with the Company’s standard depreciation and amortization policies.

	Three Months Ended March 31,
Lease expenses:	2022	2021
Operating lease expenses	$779	$785
Variable lease expenses	218	244
Total lease expenses	$997	$1,029

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2022	$2,526	$68	$2,594
2023	3,464	91	3,555
2024	3,554	91	3,645
2025	3,642	83	3,725
2026	3,751	—	3,751
2027	2,891	—	2,891
Total minimum lease payments	19,828	333	20,161
Imputed interest	(4,726)	(50)	(4,776)
Total	15,102	283	15,385
Less: leases, current	(3,389)	(91)	(3,480)
Leases, net of current	$11,713	$192	$11,905

8. Debt

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2022, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $0.4 million for the three months ended March 31, 2022 and 2021. Accrued interest, included in accounts payable, was $0.1 million as of March 31, 2022 and December 31, 2021. The outstanding balance of the Term Loans was $16.0 million as of March 31, 2022 and December 31, 2021, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	March 31,	December 31,
	2022	2021
Common stock options issued and outstanding	12,665,032	11,707,568
Pre-funded warrants to purchase common stock	11,111,110	11,111,110
Common stock reserved and available for future grant under the 2014 Equity Incentive Plan	2,842,598	1,500,062
Common stock reserved for issuance under ESPP	3,714,710	2,914,710
Unvested restricted stock units	1,803,369	1,650,250
Total common stock reserved for future issuance	32,136,819	28,883,700

Net Loss Per Share

As of March 31, 2022, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 12,665,032 shares of the Company’s common stock and 1,803,369 unvested restricted stock units. As of March 31, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,893,024 shares of the Company’s common stock.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the three months ended March 31, 2022, none of the July 2020 pre-funded warrants were exercised; as of March 31, 2022, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Pre-funded Warrants

In April 2021, the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the three months ended March 31, 2022, none of the April 2021 pre-funded warrants were exercised; as of March 31, 2022, all of the April 2021 pre-funded warrants remained issued and outstanding.

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

The following table summarizes stock option activity for the three months ended March 31, 2022 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	11,708	$4.15
Granted	1,105	$2.03
Exercised	—	$—
Forfeited	(148)	$4.22
Outstanding as of March 31, 2022	12,665	$3.96

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	1,650	$2.16
Granted	390	$2.03
Vested	(189)	$2.21
Forfeited	(48)	$2.18
Unvested as of March 31, 2022	1,803	$2.12

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$—	$3
Research and development	924	800
Selling, general and administrative	970	1,160
Total stock-based compensation	$1,894	$1,963

11. Collaboration Agreements

AGTC collaboration

In October 2019, the Company announced a strategic collaboration with Applied Genetic Technologies Corporation (AGTC) to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction beta-2 (GJB2) gene. Under the collaboration agreement, the Company and AGTC equally shared the program costs and any revenue or other proceeds related to the program through December 31, 2021. Effective January 1, 2022, the collaboration agreement was amended to increase the Company’s responsibility for the overall development and commercialization of the program, which resulted in: (i) an increase in the Company’s share of future product development costs and (ii) the Company’s obligation to make potential future payments including royalties on any product sales in lieu of equal sharing of any profits or proceeds related to the program.

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of acute otitis externa (AOE) in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.3 million for the three months ended March 31, 2021. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. These statements generally relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following discussion and analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q.

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
•
our expectations regarding the clinical development of OTO-413 in hearing loss patients, including availability of top-line results from the ongoing higher-dose evaluation of OTO-413;
•
our expectations regarding the future development of OTO-825 for congenital hearing loss and our collaboration with AGTC;
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

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-313 in patients with persistent tinnitus of at least moderate severity. We have completed enrollment in a Phase 2 clinical trial for OTO-313, with top-line results expected in August 2022. We are also conducting clinical safety evaluations for higher and bilateral dosing of OTO-313, with top-line results expected in the second half of 2022. If positive, we expect these clinical data to support an End-of-Phase 2 meeting with the United States Food and Drug Administration (FDA) and inform the design of the OTO-313 Phase 3 clinical program planned to start in the first half of 2023.

OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the treatment of hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of OTO-413 across multiple speech-in-noise hearing tests, and in April 2022 we announced positive top-line results from a Phase 2a clinical trial. Additionally, we are enrolling patients to evaluate higher dosing of OTO-413, with top-line results expected in the second half of 2022. Based on results from the positive Phase 2a, we plan to initiate a full dose-ranging Phase 2 efficacy trial by the end of 2022.

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

Our OTO-6XX program is focused on developing a treatment for severe hearing loss. In July 2020, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. (Kyorin) that provided us with worldwide rights to develop, manufacture and commercialize a novel compound from Kyorin that demonstrated initial potential for hair cell regeneration in preclinical models. After further evaluation, we notified Kyorin in March 2022 of our discontinuation of the development of this compound and intent to terminate the license agreement. Our focus for the OTO-6XX program going forward is centered on the repair of damaged hair cells for the treatment of severe hearing loss.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $62.9 million and an outstanding principal debt balance of $16.0 million.

We have never been profitable, and as of March 31, 2022, we had an accumulated deficit of $569.4 million. Our net losses were $13.6 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Third-party development costs:
OTO-313	$2,859	$1,353
OTO-413	622	214
OTO-825	574	—
OTIVIDEX	—	309
Total third-party development costs	4,055	1,876
Other unallocated internal research and development costs	5,351	5,784
Total research and development costs	$9,406	$7,660

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

We believe the estimates, assumptions and judgments involved in the accounting policies described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Clinical Trial Expense Accruals

We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2022 and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Research and development	$9,406	$7,660	$1,746
Selling, general and administrative	3,748	4,043	(295)

Research and development expenses. The increase of $1.7 million resulted from a number of activities including: (i) a $1.5 million net increase in OTO-313 clinical trial and development costs; (ii) a $0.5 million net increase in OTO-413 clinical trial costs; (iii) a $0.5 million net increase in OTO-825 development costs; offset by (iv) a $0.5 million net decrease in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment in early 2021; and (v) a $0.3 million decrease in OTIVIDEX costs due to discontinuation of development activities following completion of the Phase 3 clinical trial during the three months ended March 31, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for the periods presented above.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2022, we had an accumulated deficit of $569.4 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. However, additional capital may not be available in sufficient amounts or on reasonable terms, if at all.

As of March 31, 2022, we had cash and cash equivalents of $62.9 million. We have principally financed our operations through sales and issuances of our equity securities, debt financing as well as private placements of redeemable convertible preferred stock and convertible notes. Our primary contractual obligations include our facility lease and our term loans.

The following table sets forth a summary of the primary sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,344)	$(12,367)
Investing activities	(194)	32,615
Financing activities	—	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,538)	$20,249

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $14.3 million during the three months ended March 31, 2022 compared to $12.4 million, for the prior year period. The $1.9 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for capital expenditures.

Net cash used in investing activities was $0.2 million during the three months ended March 31, 2022 compared to net cash provided by investing activities of $32.6 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net maturities of short-term investments in the prior year period.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and entered into a superseding sales agreement with Cowen on terms substantially similar to the Sales Agreement. Through March 31, 2022, we have not sold any shares under the Sales Agreement.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of March 31, 2022, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $16.0 million as of March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, and we have decided not to pursue further development of our product candidate OTIVIDEX following a third Phase 3 trial that failed to achieve its primary endpoint. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is in Phase 2a for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize and generate revenue from sales of any of our current product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our current product candidates, we expect that we will continue to incur substantial expenses in order to discover, develop and market additional product candidates.

We have recorded net losses of $13.6 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $569.4 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

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

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, convertible preferred stock and convertible notes. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $62.9 million and an outstanding debt balance of $16.0 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with marketing and selling any products approved for sale, manufacturing, preparing regulatory submissions, and conducting nonclinical studies and clinical trials. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of March 31, 2022, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from COVID-19. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic, among others. Additional COVID-19 related guidance released by FDA include guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency. The FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans, including delays associated with complying with new requirements, impact on the operations of our contract manufacturers, our business, and our ability to obtain sufficient supplies for our clinical development on a timely basis.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is in Phase 2a for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance (including compliance with cGMPs), the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. The facilities used by our third-party manufacturers must be accepted by the FDA pursuant to inspections that will be conducted before approval and after we submit our NDA or Biologics License Application (BLA) to the FDA. We do not control the implementation of the manufacturing process of, and are completely dependent on, our third-party manufacturers for compliance with the regulatory requirements, for manufacture of both active drug substances and finished drug products. If our third-party manufacturers cannot successfully manufacture material that conforms to applicable specifications in our regulatory applications and the strict regulatory requirements of the FDA or foreign regulatory authorities, we will not be able to secure and/or maintain regulatory acceptance of our contract manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. In addition, if the FDA does not accept these facilities for the manufacture of our product candidates or if it withdraws any such acceptance in the future, we will need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any failure or refusal to supply the components for our product candidates could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries against Russia since February 2022 include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we may issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In September 2018, our shelf registration statement on Form S-3 was declared effective by the SEC. Additionally, in August 2021, we filed with the SEC a new shelf registration statement on Form S-3 to replace the shelf registration statement filed in September 2018, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In July 2020, we sold in a public offering 17,275,000 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 4,000,000 shares of our common stock. In April 2021, we sold in a public offering 8,298,890 shares of our common stock, which includes the underwriters’ full exercise of their option to purchase additional shares, and we sold pre-funded warrants to purchase 7,111,110 shares of our common stock.

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

As of March 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 52% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

OTONOMY, INC.

Date: May 9, 2022	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: May 9, 2022	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer