Form 10-Q
period 2022-06-30
OTONOMY, INC.
filed 2022-07-25
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 19, 2022 was 56,990,363.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,148	$77,412
Prepaid and other current assets	3,200	3,056
Total current assets	56,348	80,468
Restricted cash	702	702
Property and equipment, net	1,812	1,771
Right-of-use assets	11,898	12,696
Total assets	$70,760	$95,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,195	$1,090
Accrued expenses	3,069	4,338
Accrued compensation	2,432	3,450
Long-term debt, current	457	—
Leases, current	3,505	3,455
Total current liabilities	11,658	12,333
Long-term debt, net of current	15,627	15,997
Leases, net of current	11,398	12,400
Total liabilities	38,683	40,730
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 56,990,363 and 56,732,474 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	614,458	610,655
Accumulated deficit	(582,438)	(555,805)
Total stockholders’ equity	32,077	54,907
Total liabilities and stockholders’ equity	$70,760	$95,637

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Product sales, net	$—	$35	$—	$125
Costs and operating expenses:
Cost of product sales	—	140	—	370
Research and development	9,232	8,357	18,638	16,017
Selling, general and administrative	3,523	3,669	7,271	7,712
Total costs and operating expenses	12,755	12,166	25,909	24,099
Loss from operations	(12,755)	(12,131)	(25,909)	(23,974)
Other income (expense)
Interest income	89	11	100	26
Interest expense	(415)	(392)	(824)	(774)
Net loss	$(13,081)	$(12,512)	$(26,633)	$(24,722)

Net loss per share, basic and diluted	$(0.19)	$(0.19)	$(0.39)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	68,049,320	65,627,778	67,948,065	59,010,204

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Net loss	$(13,081)	$(12,512)	$(26,633)	$(24,722)
Other comprehensive income:
Unrealized loss on available-for-sale securities	—	(4)	—	—
Comprehensive loss	$(13,081)	$(12,516)	$(26,633)	$(24,722)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2022 (unaudited)	56,921,605	$57	$612,549	$—	$(569,357)	$43,249
Issuance of common stock upon exercise of stock options (unaudited)	23,465	—	41	—	—	41
Issuance of common stock under employee stock purchase plan (unaudited)	45,293	—	74	—	—	74
Stock-based compensation expense (unaudited)	—	—	1,794	—	—	1,794
Net loss (unaudited)	—	—	—	—	(13,081)	(13,081)
Balance at June 30, 2022 (unaudited)	56,990,363	$57	$614,458	$—	$(582,438)	$32,077

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2021 (unaudited)	48,319,202	$48	$572,805	$5	$(516,834)	$56,024
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,604	—	5	—	—	5
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	1,811	—	—	1,811
Net loss (unaudited)	—	—	—	—	(12,512)	(12,512)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(4)	—	(4)
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	56,732,474	$57	$610,655	$—	$(555,805)	$54,907
Issuance of common stock upon exercise of stock options and vesting of restricted stock units (unaudited)	212,596	—	41	—	—	41
Issuance of common stock under employee stock purchase plan (unaudited)	45,293	—	74	—	—	74
Stock-based compensation expense (unaudited)	—	—	3,688	—	—	3,688
Net loss (unaudited)	—	—	—	—	(26,633)	(26,633)
Balance at June 30, 2022 (unaudited)	56,990,363	$57	$614,458	$—	$(582,438)	$32,077

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,836	—	6	—	—	6
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	3,774	—	—	3,774
Net loss (unaudited)	—	—	—	—	(24,722)	(24,722)
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(26,633)	$(24,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	372	436
Stock-based compensation	3,688	3,774
Amortization of premiums on short-term investments	—	49
Amortization of debt discount	87	88
Impairment of property, plant and equipment	—	727
Changes in operating assets and liabilities:
Prepaid and other assets	(144)	(194)
Accounts payable	1,137	448
Accrued expenses	(1,326)	(879)
Accrued compensation	(1,018)	(1,587)
Right-of-use assets and lease liabilities, net	(154)	(90)
Net cash used in operating activities	(23,991)	(21,950)
Cash flows from investing activities:
Maturities of short-term investments	—	42,745
Purchases of property and equipment	(388)	(243)
Proceeds from disposition of business	—	768
Net cash (used in) provided by investing activities	(388)	43,270
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	32,207
Proceeds from issuance of long-term debt, net of issuance costs	—	674
Proceeds from exercise of stock options	41	6
Proceeds from issuance of common stock under employee stock purchase plan	74	122
Net cash provided by financing activities	115	33,009
Net change in cash, cash equivalents and restricted cash	(24,264)	54,329
Cash, cash equivalents and restricted cash at beginning of period	78,114	31,469
Cash, cash equivalents and restricted cash at end of period	$53,850	$85,798

Cash and cash equivalents at end of period	$53,148	$85,096
Restricted cash at end of period	702	702
Cash, cash equivalents and restricted cash at end of period	$53,850	$85,798

Supplemental cash flow disclosures
Cash paid for interest	$724	$686

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$111	$29

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and is utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. The Company’s primary focus is currently on the advancement of three programs in its broad pipeline: OTO-313 in Phase 2 for tinnitus; OTO-413 in Phase 2 for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, the Company is conducting preclinical development for OTO-510 in otoprotection and OTO-6XX for severe hearing loss.

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

The Company has incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $53.1 million, outstanding debt of $16.1 million and an accumulated deficit of $582.4 million. Management concluded that the balance of cash and cash equivalents may not be sufficient to fund the Company’s planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and six months ended June 30, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional funding or adjust operating plans or programs and associated spending. Management believes that the Company’s liquidity position provides sufficient runway to achieve critical near term research and development milestones. Management intends to raise additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. But, additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $47.6 million and $71.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company held no available-for-sale debt securities with maturities of more than three months from the date of purchase as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of June 30, 2022. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets. The Company periodically assesses the value of its long-lived assets for impairment. No impairment was recorded during the three and six months ended June 30, 2022 or during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million.

Property and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$4,541	$4,252
Manufacturing equipment	82	82
Computer equipment and software	1,544	1,488
Leasehold improvements	851	822
Office furniture	1,507	1,507
	8,525	8,151
Less: accumulated depreciation	(6,713)	(6,380)
Total	$1,812	$1,771

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical trial costs	$1,435	$1,279
Accrued other	1,634	3,059
Total	$3,069	$4,338

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

As of June 30, 2022 and December 31, 2021 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
June 30, 2022:
Assets
Money market funds	$47,554	$47,554	$—	$—
	$47,554	$47,554	$—	$—
December 31, 2021:
Assets
Money market funds	$71,493	$71,493	$—	$—
	$71,493	$71,493	$—	$—

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

	Six Months Ended June 30,
Lease expenses:	2022	2021
Operating lease expenses	1,557	1,573
Variable lease expenses	457	474
Total lease expenses	$2,014	$2,047

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2022	$1,687	$46	$1,733
2023	3,464	91	3,555
2024	3,554	91	3,645
2025	3,642	83	3,725
2026	3,751	—	3,751
2027	2,891	—	2,891
Total minimum lease payments	18,989	311	19,300
Imputed interest	(4,353)	(44)	(4,397)
Total	14,636	267	14,903
Less: leases, current	(3,414)	(91)	(3,505)
Leases, net of current	$11,222	$176	$11,398

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2022, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $0.8 million for the six months ended June 30, 2022 and 2021. Accrued interest, included in accounts payable, was $0.1 million as of June 30, 2022 and December 31, 2021. The outstanding balance of the Term Loans was $16.1 million and $16.0 million as of June 30, 2022 and December 31, 2021, respectively, inclusive of accretion of the final payment and net unamortized debt discount.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	June 30,	December 31,
	2022	2021
Common stock options issued and outstanding	12,541,406	11,707,568
Pre-funded warrants to purchase common stock	11,111,110	11,111,110
Common stock reserved and available for future grant under the 2014 Equity Incentive Plan	2,864,259	1,500,062
Common stock reserved for issuance under ESPP	3,669,417	2,914,710
Unvested restricted stock units	1,786,869	1,650,250
Total common stock reserved for future issuance	31,973,061	28,883,700

Net Loss Per Share

As of June 30, 2022, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 12,541,406 shares of the Company’s common stock and 1,786,869 unvested restricted stock units. As of June 30, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,860,751 shares of the Company’s common stock and 809,750 unvested restricted stock units.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the six months ended June 30, 2022, none of the July 2020 pre-funded warrants were exercised; as of June 30, 2022, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Pre-funded Warrants

In April 2021, the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the six months ended June 30, 2022, none of the April 2021 pre-funded warrants were exercised; as of June 30, 2022, all of the April 2021 pre-funded warrants remained issued and outstanding.

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

The following table summarizes stock option activity for the six months ended June 30, 2022 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	11,708	$4.15
Granted	1,327	$2.02
Exercised	(23)	$1.76
Forfeited	(471)	$4.27
Outstanding as of June 30, 2022	12,541	$3.92

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	1,650	$2.16
Granted	390	$2.03
Vested	(189)	$2.21
Forfeited	(64)	$2.16
Unvested as of June 30, 2022	1,787	$2.12

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$—	$—	$—	$3
Research and development	854	817	1,778	1,617
Selling, general and administrative	940	994	1,910	2,154
Total stock-based compensation	$1,794	$1,811	$3,688	$3,774

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

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of acute otitis externa (AOE) in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

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
•
estimates of our expenses, future revenue, capital requirements and our needs for, and intention to seek, additional financing;
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
•
developments and projections relating to our competitors and our industry; and
•
the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and are utilizing that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration. Our primary focus is currently on the advancement of three programs in our broad pipeline: OTO-313 in Phase 2 for tinnitus; OTO-413 in Phase 2 for hearing loss; and OTO-825, a gene therapy for congenital hearing loss, in investigational new drug (IND)-enabling activities. Additionally, we are conducting preclinical development of OTO-510 for otoprotection and OTO-6XX for severe hearing loss. We estimate, based on an external market report commissioned by us, that approximately 28 million people in the United States suffer from moderate to severe tinnitus or hearing loss.

OTO-313 is a sustained-exposure formulation of gacyclidine, a potent and selective N-Methyl-D-Aspartate (NMDA) receptor antagonist, in development for the treatment of tinnitus. In July 2020, we announced positive top-line results from a Phase 1/2 clinical trial of 0.32 mg OTO-313 in 31 evaluable patients with persistent tinnitus of at least moderate severity. We have completed enrollment in a Phase 2 clinical trial for OTO-313 that enrolled153 patients with persistent tinnitus of at least moderate severity randomized 1:1 to 0.32 mg OTO-313 or placebo. Top-line results are expected in August 2022. We have also completed patient enrollment in a clinical safety evaluation of higher (0.64 mg) and bilateral dosing of OTO-313 that includes three dose cohorts (0.64 mg unilateral, 0.32 mg bilateral and 0.64 mg bilateral) with 12 tinnitus patients randomized 3:1 to OTO-313 or placebo in each cohort. Top-line results are expected in the third quarter of 2022. If positive, we expect these clinical data to support an End-of-Phase 2 meeting with the United States Food and Drug Administration (FDA) and inform the design of the OTO-313 Phase 3 clinical program planned to start in the first half of 2023.

OTO-413 is a sustained-exposure formulation of brain-derived neurotrophic factor (BDNF) in development for the treatment of hearing loss. In December 2020, we announced positive top-line results from a Phase 1/2 clinical trial of 0.3 mg OTO-413 across multiple speech-in-noise hearing tests. In April 2022, we announced positive top-line results from a Phase 2a clinical trial of 0.3 mg OTO-413 in 33 patients with speech-in-noise hearing loss randomized 2:1 to treatment with OTO-413 or placebo. Additionally, we have completed patient enrollment for the evaluation of higher dosing of OTO-413 that includes two dose cohorts (0.75 mg and 1.50 mg) with 19 speech-in-noise hearing loss patients randomized 2:1 to OTO-413 or placebo in each cohort. Top-line results are expected in the fourth quarter of 2022. Based on results from the positive Phase 2a, we plan to initiate a dose-ranging Phase 2 efficacy trial in the first quarter of 2023.

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

Our OTO-6XX program is focused on developing a treatment for severe hearing loss through the repair of damaged cochlear hair cells.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX and our current product candidates, and providing general and administrative support for these operations. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $53.1 million and an outstanding principal debt balance of $16.1 million.

We have never been profitable, and as of June 30, 2022, we had an accumulated deficit of $582.4 million. Our net losses were $26.6 million and $24.7 million for the six months ended June 30, 2022 and 2021, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

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
•
operate as a public company.

We will need additional financing to support our continued operations. We expect to finance our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. We may not be able to raise capital on terms acceptable to us, or at all. Our failure to raise capital could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Third-party development costs:
OTO-313	$2,591	$2,701	$5,451	$4,053
OTO-413	568	650	1,190	865
OTO-825	832	—	1,406	—
OTIVIDEX	—	75	—	384
Total third-party development costs	3,991	3,426	8,047	5,302
Other unallocated internal research and development costs	5,241	4,931	10,591	10,715
Total research and development costs	$9,232	$8,357	$18,638	$16,017

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2022 and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Research and development	$9,232	$8,357	$875
Selling, general and administrative	3,523	3,669	(146)

Research and development expenses. The increase of $0.9 million resulted from a number of activities including: (i) a $0.9 million increase in OTO-825 development costs; (ii) a $0.2 million increase in other operating expenses; offset by (iii) a $0.2 million decrease in OTIVIDEX clinical trial and development costs primarily due to discontinuation of development activities following completion of the Phase 3 clinical trial in 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for the periods presented above.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Research and development	$18,638	$16,017	$2,621
Selling, general and administrative	7,271	7,712	(441)

Research and development expenses. The increase of $2.6 million resulted from a number of activities including: (i) a $1.4 million net increase in OTO-313 clinical trial and development costs; (ii) a $1.4 million net increase in OTO-825 development costs; (iii) a $0.7 million net increase in OTO-413 clinical trial costs; offset by (iv) a $0.4 million net decrease in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment in early 2021; and (v) a $0.5 million decrease in OTIVIDEX clinical trial and development costs primarily due to discontinuation of development activities following completion of the Phase 3 clinical trial in 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for the periods presented above.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2022, we had an accumulated deficit of $582.4 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. However, additional capital may not be available in sufficient amounts or on reasonable terms, if at all.

As of June 30, 2022, we had cash and cash equivalents of $53.1 million. We believe that the balance of cash and cash equivalents may not be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and six months ended June 30, 2022. Our ability to continue as a going concern is dependent upon our ability to obtain additional funding or adjust operating plans or programs and associated spending. However, we believe that our liquidity position provides sufficient runway to achieve critical near term research and development milestones, and we intend to raise additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. But, additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors”.

The following table sets forth a summary of the primary sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Net cash (used in) provided by:
Operating activities	$(23,991)	$(21,950)
Investing activities	(388)	43,270
Financing activities	115	33,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,264)	$54,329

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $24.0 million during the six months ended June 30, 2022 compared to $22.0 million, for the prior year period. The $2.0 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for capital expenditures.

Net cash used in investing activities was $0.4 million during the six months ended June 30, 2022 compared to net cash provided by investing activities of $43.3 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net maturities of short-term investments in the prior year period.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities.

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2022, compared to net cash provided by financing activities of $33.0 million during the prior year period. The decrease was related to proceeds from the issuance of common stock and pre-funded warrants and proceeds from the debt modification during the prior year period.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and entered into a superseding sales agreement with Cowen on terms substantially similar to the Sales Agreement. Through June 30, 2022, we have not sold any shares under the Sales Agreement.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (9.0% as of June 30, 2022, the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $16.1 million as of June 30, 2022.

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

We believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operations for a period of at least twelve months from the date of this report without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, we intend to seek funding through public or private equity or debt financings or other sources, such as potential collaboration arrangements. For example, in August 2021, we filed with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In August 2021, we filed a prospectus supplement under such shelf registration statement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability. Our condensed financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.
•
We have not yet generated significant product revenue and may never become profitable.
•
We will require additional financing to obtain regulatory approval for OTO-313, OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts, or other operations.
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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability. Our condensed financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, and we have decided not to pursue further development of our product candidate OTIVIDEX following a third Phase 3 trial that failed to achieve its primary endpoint. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is in Phase 2 for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize and generate revenue from sales of any of our current product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our current product candidates, we expect that we will continue to incur substantial expenses in order to discover, develop and market additional product candidates.

We have recorded net losses of $26.6 million and $24.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $582.4 million. We continue to incur significant losses and significant research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

As of June 30, 2022, we had cash and cash equivalents of $53.1 million. We believe that the balance of cash, cash equivalents and short-term investments may not be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and six months ended June 30, 2022. Our ability to continue as a going concern is dependent upon our ability to obtain additional funding or adjust operating plans or programs and associated spending. However, we believe that our liquidity position provides sufficient runway to achieve critical near term research and development milestones, and we intend to raise additional funding through future debt and/or equity financings or other sources, such as potential collaboration agreements. But, additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

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

We will require additional financing to obtain regulatory approval for OTO-313, OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 and OTO-413. In particular, conducting clinical trials for OTO-313 and OTO-413 and conducting IND-enabling activities for OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, pre-funded warrants, convertible preferred stock and convertible notes. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $53.1 million and an outstanding debt balance of $16.1 million, net of debt discounts. We believe that we will continue to expend substantial resources for the foreseeable future for the continued development of OTO-313, OTO-413, OTO-825 and any other product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing, preparing regulatory submissions, conducting nonclinical studies and clinical trials and marketing and selling any products approved for sale. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be required to delay, limit, reduce or terminate our research and drug development programs, clinical trials, future commercialization efforts, or other development activities or operations.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of June 30, 2022, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA and similar organizations outside the United States, as well as local regulatory agencies and health officials, which may delay our clinical timelines, the development of our product candidates, and regulatory approval for our product candidates. For example, due to the COVID-19 pandemic various foreign and domestic inspections of facilities were largely placed on hold, although the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it plans to resume routine domestic surveillance inspections. Although the FDA continues to ensure timely review of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace, and review timelines could be extended if the FDA is unable to complete the required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the advancement of OTO-313, which is currently in a Phase 2 trial for tinnitus, OTO-413, which is in Phase 2 for hearing loss, and OTO-825, which is a gene therapy for congenital hearing loss and is currently in IND-enabling studies. Additionally, we are conducting preclinical development of OTO-510 in otoprotection and OTO-6XX for severe hearing loss. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with competitor drugs including off-label drug use by physicians to treat the indications for which we seek approval. We are aware that other companies, such as Acousia Therapeutics GmbH, Akouos, Inc., Altamira Therapeutics Ltd. (formerly Auris Medical Holding AG), AudioCure Pharma GmbH, Audion Therapeutics, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Gateway Biotechnology, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are developing potential products for the treatment of various otic indications, including tinnitus and hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

As of June 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 53% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
•
authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1/A	333-197365	3.2	August 1, 2014

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36591	3.1	July 9, 2020

10.1+	Outside Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
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

OTONOMY, INC.

Date: July 25, 2022	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: July 25, 2022	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer