Form 10-Q
period 2022-09-30
OTONOMY, INC.
filed 2022-11-10
CIK 1493566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 4, 2022 was 57,153,490.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otonomy, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,146	$77,412
Prepaid and other current assets	3,766	3,056
Total current assets	43,912	80,468
Restricted cash	703	702
Property and equipment, net	1,431	1,771
Right-of-use assets	11,481	12,696
Total assets	$57,527	$95,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$616	$1,090
Accrued expenses	2,643	4,338
Accrued compensation	2,330	3,450
Debt, current	16,130	—
Leases, current	3,532	3,455
Total current liabilities	25,251	12,333
Long-term debt, net of current	-	15,997
Leases, net of current	10,879	12,400
Total liabilities	36,130	40,730
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 57,062,447 and 56,732,474 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	615,826	610,655
Accumulated deficit	(594,486)	(555,805)
Total stockholders’ equity	21,397	54,907
Total liabilities and stockholders’ equity	$57,527	$95,637

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Product sales, net	$—	$—	$—	$125
Costs and operating expenses:
Cost of product sales	—	—	—	370
Research and development	8,410	8,978	27,048	24,995
Selling, general and administrative	3,431	3,501	10,702	11,213
Total costs and operating expenses	11,841	12,479	37,750	36,578
Loss from operations	(11,841)	(12,479)	(37,750)	(36,453)
Other income (expense)
Interest income	220	9	320	35
Interest expense	(427)	(410)	(1,251)	(1,184)
Net loss	$(12,048)	$(12,880)	$(38,681)	$(37,602)

Net loss per share, basic and diluted	$(0.18)	$(0.19)	$(0.57)	$(0.61)
Weighted-average shares used to compute net loss per share, basic and diluted	68,128,113	67,792,425	68,008,741	61,969,780

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Net loss	$(12,048)	$(12,880)	$(38,681)	$(37,602)
Other comprehensive income:
Unrealized loss on available-for-sale securities	—	(1)	—	(1)
Comprehensive loss	$(12,048)	$(12,881)	$(38,681)	$(37,603)

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2022 (unaudited)	56,990,363	$57	$614,458	$—	$(582,438)	$32,077
Issuance of common stock upon exercise of stock options and vesting of restricted stock units (unaudited)	72,084	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (unaudited)	—	—	—	—	—	—
Stock-based compensation expense (unaudited)	—	—	1,368	—	—	1,368
Net loss (unaudited)	—	—	—	—	(12,048)	(12,048)
Balance at September 30, 2022 (unaudited)	57,062,447	$57	$615,826	$—	$(594,486)	$21,397

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2021 (unaudited)	56,681,315	$57	$606,941	$1	$(529,346)	$77,653
Stock-based compensation expense (unaudited)	—	—	1,766	—	—	1,766
Net loss (unaudited)	—	—	—	—	(12,880)	(12,880)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(1)	—	(1)
Balance at September 30, 2021 (unaudited)	56,681,315	$57	$608,707	$—	$(542,226)	$66,538

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2021	56,732,474	$57	$610,655	$—	$(555,805)	$54,907
Issuance of common stock upon exercise of stock options and vesting of restricted stock units (unaudited)	284,680	—	41	—	—	41
Issuance of common stock under employee stock purchase plan (unaudited)	45,293	—	74	—	—	74
Stock-based compensation expense (unaudited)	—	—	5,056	—	—	5,056
Net loss (unaudited)	—	—	—	—	(38,681)	(38,681)
Balance at September 30, 2022 (unaudited)	57,062,447	$57	$615,826	$—	$(594,486)	$21,397

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	48,318,970	$48	$570,841	$1	$(504,624)	$66,266
Issuance of common stock and pre- funded warrants, net of issuance costs (unaudited)	8,298,890	9	32,198	—	—	32,207
Issuance of common stock upon exercise of stock options (unaudited)	2,836	—	6	—	—	6
Issuance of common stock under employee stock purchase plan (unaudited)	60,619	—	122	—	—	122
Stock-based compensation expense (unaudited)	—	—	5,540	—	—	5,540
Net loss (unaudited)	—	—	—	—	(37,602)	(37,602)
Unrealized loss on available- for-sale securities (unaudited)	—	—	—	(1)	—	(1)
Balance at September 30, 2021 (unaudited)	56,681,315	$57	$608,707	$—	$(542,226)	$66,538

See accompanying notes.

Otonomy, Inc.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(38,681)	$(37,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	668	648
Stock-based compensation	5,056	5,540
Amortization of premiums on short-term investments	—	77
Amortization of debt discount	133	130
Impairment of property, plant and equipment	—	727
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Prepaid and other assets	(710)	(911)
Accounts payable	(442)	(315)
Accrued expenses	(1,684)	172
Accrued compensation	(1,120)	(990)
Right-of-use assets and lease liabilities, net	(229)	(126)
Net cash used in operating activities	(37,002)	(32,650)
Cash flows from investing activities:
Maturities of short-term investments	—	50,245
Purchases of property and equipment	(378)	(296)
Proceeds from disposition of business	—	768
Net cash (used in) provided by investing activities	(378)	50,717
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	32,207
Proceeds from issuance of long-term debt, net of issuance costs	—	674
Proceeds from exercise of stock options	41	6
Proceeds from issuance of common stock under employee stock purchase plan	74	122
Net cash provided by financing activities	115	33,009
Net change in cash, cash equivalents and restricted cash	(37,265)	51,076
Cash, cash equivalents and restricted cash at beginning of period	78,114	31,469
Cash, cash equivalents and restricted cash at end of period	$40,849	$82,545

Cash and cash equivalents at end of period	$40,146	$81,843
Restricted cash at end of period	703	702
Cash, cash equivalents and restricted cash at end of period	$40,849	$82,545

Supplemental cash flow disclosures
Cash paid for interest	$1,099	$1,054

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$42	$—

See accompanying notes.

Otonomy, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Otonomy, Inc. (Otonomy or the Company) was incorporated in the state of Delaware on May 6, 2008. Otonomy is a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. The Company pioneered the application of drug delivery technology to the ear and utilized this expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration.

Recent Developments

In August 2022, Otonomy announced that its OTO-313 product candidate for tinnitus demonstrated no clinically meaningful improvement versus placebo in a Phase 2 clinical trial. Based on these negative results, the Company announced its plan to discontinue development of OTO-313, shift its clinical focus to OTO-413 for hearing loss, and implement other measures to extend the cash runway. Subsequently, the Company announced its plan to reduce its workforce by approximately 55% and to sublease its facility. As of September 30, 2022, all activities related to the reduction in workforce were completed; however, the Company has not subleased its facility.

In October 2022, Otonomy announced that the clinical evaluation of higher doses for OTO-413 (0.75 mg and 1.50 mg) in patients with hearing loss demonstrated no clinically meaningful improvement for patients from baseline across multiple speech-in-noise hearing tests. These results are in contrast to the positive clinical signal observed with 0.3 mg OTO-413 versus placebo in the previous Phase 1/2 and Phase 2a trial cohorts using the same study design and endpoints.

In light of the challenging financing environment, the Company also announced in October 2022 its intention to explore strategic options to realize value from its pipeline including OTO-413 and OTO-825, a gene therapy for congenital hearing loss. Strategic options could include a possible merger, business combination, sale of assets, wind-down, liquidation and dissolution or other strategic transaction. Following this announcement, the Company has paused its product development activities and taken other steps to reduce costs in order to preserve its cash resources.

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

The Company has incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2022, the Company had cash and cash equivalents of $40.1 million, outstanding debt of $16.1 million and an accumulated deficit of $594.5 million. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million. Management concluded that the balance of cash and cash equivalents may not be sufficient to fund the Company’s planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and nine months ended September 30, 2022. Management believes that the Company’s liquidity position provides sufficient runway to operate as a public company and support the evaluation of strategic options to realize value from its pipeline. The condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets ASC 360, Property, Plant and Equipment, we assess potential impairments to our long-lived assets, including property, equipment and our right-of-use assets, when there is evidence that events or changes in circumstances indicate the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

Assumptions and estimates used in evaluating our definite-lived assets future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy, internal forecasts and clinical trial results. For example, if we experience a sustained decline in our market capitalization determined to be indicative of a reduction in fair value of our enterprise, we may be required to record future impairment charges for our long-lived assets with finite lives. Impairment charges could materially decrease our future net income and result in lower asset values on the balance sheets.

In each of the three and nine months ended September 30, 2022, the Company recorded an impairment to property and equipment, net of approximately $0.1 million. No impairment was recorded during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recorded an impairment to property and equipment, net of $0.7 million, respectively. No impairments were recorded during the nine months ended September 31, 2022 or 2021 related to the Company’s right-of-use assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses, accrued compensation and long-term debt. The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other long-term assets, accounts payable, accrued expenses, and accrued compensation approximate fair value due to the short-term nature of these items. Based on Level 3 inputs and the borrowing rates currently available for loans with similar terms, the Company believes the fair value of long-term debt approximates its carrying value.

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

3. Available-for-Sale Securities

The Company invests in available-for-sale debt securities consisting of money market funds, certificates of deposit, U.S. Treasury securities and U.S. government sponsored enterprise securities. Available-for-sale debt securities are classified as part of cash and cash equivalents in the condensed balance sheets. Available-for-sale debt securities with maturities of three months or less from the date of purchase have been classified as cash equivalents and were $35.7 million and $71.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company held no available-for-sale debt securities with maturities of more than three months from the date of purchase as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the Company had no securities in a gross unrealized loss position. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold any investments in unrealized loss positions until their amortized cost basis has been recovered. The Company determined there were no other-than-temporary declines in the value of any available-for-sale securities as of September 30, 2022. The Company obtains the fair value of its available-for-sale debt securities from a professional pricing service.

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are depreciated over the lesser of the remaining term of the related lease or the estimated useful lives of the assets.

Property and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$4,495	$4,252
Manufacturing equipment	—	82
Computer equipment and software	1,503	1,488
Leasehold improvements	851	822
Office furniture	1,507	1,507
	8,356	8,151
Less: accumulated depreciation	(6,925)	(6,380)
Total	$1,431	$1,771

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued clinical trial costs	$847	$1,279
Accrued other	1,796	3,059
Total	$2,643	$4,338

5. Commitments and Contingencies

Intellectual Property Licenses

The Company has acquired exclusive rights to develop patented rights, information rights and related know-how for OTO-313 and OTO-413 and potential future product candidates under licensing agreements with third parties. The licensing rights obligate the Company to make payments to the licensors for license fees, milestones and royalties. The Company is also responsible for patent prosecution costs, in the event such costs are incurred. In September and October 2022, the Company cancelled certain agreements related to the development of OTO-313. No fees were incurred as a result of the termination of these agreements. As a result, potential milestone payments due under those agreements have been excluded from the below table.

The Company may be obligated to make additional milestone payments under the Company’s intellectual property license agreements covering OTO-413 as follows (in thousands):

Development	$500
Regulatory	1,925
Commercialization	-
Total	$2,425

Other Royalty Arrangements

In October 2014, the Company entered into an exclusive license agreement with Ipsen that enables the Company to use clinical and nonclinical gacyclidine data generated by Ipsen to support worldwide development and regulatory filings for OTO-313. Under this license agreement, the Company is obligated to pay Ipsen low single-digit royalties on annual net sales of OTO-313 by the Company or its affiliates or sublicensees, up to a maximum cumulative royalty totaling $10.0 million. In October 2022, the Company terminated its agreement with Ipsen. No fees were incurred as a result of the termination of this agreement and the Company has no further financial obligations under the license agreement.

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

As of September 30, 2022 and December 31, 2021 the Company held no assets or liabilities measured at fair value on a nonrecurring basis and no liabilities measured at fair value on a recurring basis. The following fair value hierarchy table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
September 30, 2022:
Assets
Money market funds	$35,730	$35,730	$—	$—
	$35,730	$35,730	$—	$—
December 31, 2021:
Assets
Money market funds	$71,493	$71,493	$—	$—
	$71,493	$71,493	$—	$—

7. Leases

Operating Leases

The Company has existing operating leases for certain office equipment and its facility with initial terms ranging from 36 months to 130 months. The facility lease has an option for the Company to extend the lease term for an additional five years; however, it is not reasonably certain the Company will exercise the option to renew when the lease term ends in 2027, and thus, the incremental term was excluded from the calculation of the lease liability. The Company has the right to terminate the lease at the end of the 94th month of the lease term if it is acquired by a third party and pays an early termination fee. The Company’s restricted cash consists of cash maintained in separate deposit accounts to secure a letter of credit issued by a bank to the landlord under the facility lease. In August 2022, the Company announced, as part of certain restructuring activities, that it was planning to sublease its facility lease. As of September 30, 2022, the facility had not been subleased. As of September 30, 2022, the Company evaluated its right-of-use assets in accordance with ASC 360 and determined the right-of-use assets were not impaired.

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

	Nine Months Ended September 30,
Lease expenses:	2022	2021
Operating lease expenses	2,336	2,380
Variable lease expenses	697	704
Total lease expenses	$3,033	$3,084

Lease Maturities:	Operating Leases	Finance Leases	Total
Remaining in 2022	848	25	873
2023	3,464	91	3,555
2024	3,554	91	3,645
2025	3,642	83	3,725
2026	3,751	-	3,751
2027	2,891	-	2,891
Total minimum lease payments	18,150	290	18,440
Imputed interest	(3,991)	(38)	(4,029)
Total	14,159	252	14,411
Less: leases, current	(3,439)	(93)	(3,532)
Leases, net of current	$10,720	$159	$10,879

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (10.0% as of September 30, 2022, 9.0% is the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. The Company was permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, the Company is permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date.

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

Interest expense, including amortization of the debt discount, related to the Loan Agreements totaled $1.3 million for the nine months ended September 30, 2022 and 2021. Accrued interest, included in accounts payable, was $0.1 million as of September 30, 2022 and December 31, 2021. The outstanding balance of the Term Loans was $16.1 million and $16.0 million as of September 30, 2022 and December 31, 2021, respectively, inclusive of accretion of the final payment and net unamortized debt discount. In October 2022, the Loan Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million. Due to the October 2022 repayment of the Term Loans balance, as of September 30, 2022, the Term Loans balance was reclassified to Debt, current in the condensed balance sheets.

9. Stockholders’ Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance are as follows:

	September 30,	December 31,
	2022	2021
Common stock options issued and outstanding	12,051,820	11,707,568
Pre-funded warrants to purchase common stock	11,111,110	11,111,110
Common stock reserved and available for future grant under the 2014 Equity Incentive Plan	3,727,194	1,500,062
Common stock reserved for issuance under ESPP	3,669,417	2,914,710
Unvested restricted stock units	1,341,436	1,650,250
Total common stock reserved for future issuance	31,900,977	28,883,700

Net Loss Per Share

As of September 30, 2022, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 12,051,820 shares of the Company’s common stock and 1,341,436 unvested restricted stock units. As of September 30, 2021, potentially dilutive securities excluded from the calculation of diluted net loss per share consist of outstanding options to purchase 11,493,059 shares of the Company’s common stock and 793,500 unvested restricted stock units.

July 2020 Pre-funded Warrants

In July 2020, the Company sold pre-funded warrants to purchase 4,000,000 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the nine months ended September 30, 2022, none of the July 2020 pre-funded warrants were exercised; as of September 30, 2022, all of the July 2020 pre-funded warrants remained issued and outstanding.

April 2021 Pre-funded Warrants

In April 2021, the Company sold pre-funded warrants to purchase 7,111,110 shares of its common stock with an exercise price of $0.001 per pre-funded warrant, that do not contain an expiration date. During the nine months ended September 30, 2022, none of the April 2021 pre-funded warrants were exercised; as of September 30, 2022, all of the April 2021 pre-funded warrants remained issued and outstanding.

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

The following table summarizes stock option activity for the nine months ended September 30, 2022 (share amounts in thousands):

	Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	11,708	$4.15
Granted	1,327	$2.02
Exercised	(23)	$1.76
Forfeited	(960)	$3.87
Outstanding as of September 30, 2022	12,052	$3.94

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022 (share amounts in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	1,650	$2.16
Granted	390	$2.03
Vested	(261)	$2.19
Forfeited	(438)	$2.12
Unvested as of September 30, 2022	1,341	$2.13

Total non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$—	$—	$—	$3
Research and development	463	823	2,241	2,440
Selling, general and administrative	905	943	2,815	3,097
Total stock-based compensation	$1,368	$1,766	$5,056	$5,540

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

Co-Promotion Agreement

The Company entered into a co-promotion agreement with ALK-Abelló, Inc. (ALK) in June 2020, (the Co-Promotion Agreement) to support the promotion of OTIPRIO for the treatment of acute otitis externa (AOE) in physician offices. During the term of the Co-Promotion Agreement, ALK reimbursed the Company for certain expenses, including a proportion of product support expenses; such payments were accounted for as reductions to selling, general and administrative expense. ALK was entitled to a share of gross profits totaling more than 50% from the sale of OTIPRIO to its accounts. The Company’s payments to ALK for its portion of the gross profit were recognized as selling, general and administrative expense. The Company was the principal in the product sale of OTIPRIO and recognized all revenue and related cost of product sales. The Company recognized reductions in selling, general and administrative expenses related to the Co-Promotion Agreement of $0.5 million for the nine months ended September 30, 2021. In May 2021, the Company sold the assets related to its OTIPRIO business to ALK.

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

13. Restructuring Charges

In August 2022, the Company announced a reduction in workforce and recorded total severance costs of $1.4 million in the condensed statements of operations, of which $1.3 million and $0.1 million was recognized in research and development expenses and selling, general and administrative expenses, respectively. As of September 30, 2022, $0.2 million unpaid severance costs associated with the Company’s reduction in workforce are included in accrued compensation in the condensed balance sheets. Remaining severance costs were paid during the fourth quarter of 2022. To preserve cash resources during its evaluation of strategic options, the Company made additional reductions in its workforce during October 2022 and incurred related expenses.

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

Forward-looking statements may include, but are not limited to, statements concerning the following:

•
our expectations regarding the evaluation of strategic options to realize value from our pipeline including OTO-413 and OTO-825;
•
the size of the market opportunity and the number of patients who suffer from the diseases and disorders we are targeting;
•
our expectations regarding the future development of OTO-413 in hearing loss patients;
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
•
our financial performance;
•
our expectations and statements regarding the benefits, pricing, market size, opportunity and growth potential for OTO-413 and OTO-825, if approved for commercial use;
•
our expectations and statements regarding the adoption and use of OTO-413 and OTO-825, if approved;
•
our expectations regarding potential coverage and reimbursement relating to OTO-413 and OTO-825, if approved, or any other approved product candidates;
•
accounting principles, policies and estimates;
•
developments and projections relating to our competitors and our industry; and
•
the sufficiency of our existing cash and cash equivalents to fund our operations.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including but not limited to: delays and disruption resulting from the COVID-19 pandemic and governmental responses to the pandemic, including current and future impacts to our operations, our limited operating history and our expectation that we will incur significant losses for the foreseeable future; our ability to obtain additional financing; the advancement of our product candidates, such as OTO-413 and

OTO-825 through clinical development to regulatory approval and commercialization, the uncertainties inherent in the clinical drug development process, including, without limitation, our ability to adequately demonstrate the safety and efficacy of our product candidates, the nonclinical and clinical results for our product candidates, which may not support further development, and challenges related to patient enrollment in clinical trials; our ability to obtain regulatory approval for our product candidates; side effects or adverse events associated with our product candidates; competition in the biopharmaceutical industry; our dependence on third parties to conduct nonclinical studies and clinical trials; our dependence on third parties for the manufacture of our product candidates; our ability to protect our intellectual property related to our product candidates in the United States and throughout the world; expectations regarding potential market size, opportunity and growth; our ability to manage operating expenses; implementation of our business model and strategic plans for our business, product candidates and technology; the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of promotional or collaboration agreements and other risks. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties.

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

Overview

We are a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology. We pioneered the application of drug delivery technology to the ear and have utilized that expertise and proprietary position to develop products that achieve sustained drug exposure from a single local administration.

In August 2022, we announced that our OTO-313 product candidate for tinnitus demonstrated no clinically meaningful improvement versus placebo in a Phase 2 clinical trial. Based on these negative results, we announced our plan to discontinue development of OTO-313, shift our clinical focus to OTO-413 for hearing loss, and implement other measures to extend our cash runway. Subsequently, we announced our plan to reduce our workforce by approximately 55% and to sublease our facility. As of September 30, 2022, all activities related to our reduction in workforce were completed; however, we have not subleased our facility.

In October 2022, we announced that the clinical evaluation of higher doses for OTO-413 (0.75 mg and 1.50 mg) in patients with hearing loss demonstrated no clinically meaningful improvement for patients from baseline across multiple speech-in-noise hearing tests. These results are in contrast to the positive clinical signal observed with 0.3 mg OTO-413 versus placebo in the previous Phase 1/2 and Phase 2a trial cohorts using the same study design and endpoints.

In light of the challenging financing environment, we also announced our intention to explore strategic options to realize value from our pipeline including both OTO-413 and OTO-825, a gene therapy for congenital hearing loss. Strategic options could include a possible merger, business combination, sale of assets, wind-down, liquidation and dissolution or other strategic transaction. Following this announcement, the Company has paused its product development activities and taken other steps to reduce costs in order to preserve its cash resources.

We have a limited operating history. Since our inception in 2008, we have devoted substantially all our efforts to developing and commercializing OTIPRIO, developing OTIVIDEX, OTO-313 and our current product candidates, and providing general and administrative support for these operations. As of September 30, 2022, we had cash and cash equivalents of $40.1 million and an outstanding principal debt balance of $16.1 million. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million.

We have never been profitable, and as of September 30, 2022, we had an accumulated deficit of $594.5 million. Our net losses were $38.7 million and $37.6 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all our net losses have resulted from research and development expenses related to our clinical trials and product development activities, commercialization expenses to launch OTIPRIO in the U.S. market, and other general and administrative expenses.

We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the evaluation of strategic options to realize value from our pipeline.

In November 2008, we entered into an exclusive license agreement with the Regents of the University of California (UC). Under the license agreement, UC granted us an exclusive license under their rights to patents and applications that are co-developed and co-owned with us for the treatment of human otic diseases. Our financial obligations under the license agreement include development and regulatory milestone payments of up to $2.7 million per licensed product, of which $1.9 million has been paid for OTIPRIO, $0.8 million has been paid for OTIVIDEX, $0.4 million has been paid for OTO-413, and $0.1 million has been paid for OTO-311, and a low single-digit royalty on net sales by us or our affiliates of licensed products. In addition, for each sublicense we grant we are obligated to pay UC a fixed percentage of all royalties as well as a sliding-scale percentage of non-royalty sublicense fees received by us under such sublicense, with such percentage depending on the licensed product’s stage of development when sublicensed to such third party. We have the right to offset a certain amount of third-party royalties, milestone fees or sublicense fees against the foregoing financial obligations, provided such third-party royalties or fees are paid by us in consideration for intellectual property rights necessary to commercialize a licensed product.

In October 2019, we announced a strategic collaboration with Applied Genetic Technologies Corporation (AGTC) to co-develop and co-commercialize an adeno-associated virus (AAV)-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the GJB2 gene. Under the collaboration agreement, the Company and AGTC equally shared the program costs and any revenue or other proceeds related to the program through December 31, 2021. Effective January 1, 2022, the collaboration agreement was amended to increase the Company’s responsibility for the overall development and commercialization of the program, which resulted in: (i) an increase in the Company’s share of future product development costs and (ii) the Company’s obligation to make potential future payments including royalties on any product sales in lieu of equal sharing of any profits or proceeds related to the program.

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

We expense our internal and third-party research and development expenses as incurred.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Third-party development costs:
OTO-313	$1,129	$3,586	$6,580	$7,640
OTO-413	999	487	2,189	1,352
OTO-825	1,223	—	2,629	—
OTIVIDEX	13	24	14	407
Total third-party development costs	3,364	4,097	11,412	9,399
Other unallocated internal research and development costs	5,046	4,881	15,636	15,596
Total research and development costs	$8,410	$8,978	$27,048	$24,995

We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the evaluation of strategic options to realize value from our pipeline. We are responsible for all of the research and development costs for our programs.

Completion dates and completion costs can vary significantly for each of our clinical development programs and are difficult to predict. We therefore cannot estimate with any degree of certainty the costs we will incur. We anticipate that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, and our ongoing assessments as to each current or future product candidate’s commercial potential. We are currently focused on the evaluation of strategic options to realize value from our product candidates. To this end, we may enter into agreements in the future in order to conduct clinical trials and gain regulatory approval of our product candidates. We cannot forecast which programs or product candidates may be subject to future collaborations, if any, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and overall capital requirements.

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

We expect to incur ongoing expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums, and investor relations-related expenses required to support operations as a public company.

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

We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2022 and 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Research and development	$8,410	$8,978	$(568)
Selling, general and administrative	3,431	3,501	(70)

Research and development expenses. The decrease of $0.6 million resulted from a number of activities including: (i) a $1.3 million increase in OTO-825 development costs; (ii) a $0.5 million increase in OTO-413 development costs, (iii) a $0.4 million increase in personnel costs due to severance benefits; offset by (iv) a $2.4 million decrease in OTO-313 clinical trial and development costs, and (v) a $0.4 million decrease in stock compensation costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for the periods presented above.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Research and development	$27,048	$24,995	$2,053
Selling, general and administrative	10,702	11,213	(511)

Research and development expenses. The increase of $2.1 million resulted from a number of activities including: (i) a $2.7 million net increase in OTO-825 development costs,; (ii) a $0.9 million net increase in OTO-413 clinical trial costs, (iii) a $0.9 million net increase in personnel costs due to severance benefits; offset by (iv) a $1.0 million net decrease in facilities and other operating expenses mainly due to the impairment of OTIVIDEX manufacturing equipment in early 2021, (v) a $1.1 million net decrease in OTO-313 clinical and development costs, and (vi) a $0.3 million decrease in OTIVIDEX clinical trial and development costs primarily due to discontinuation of development activities following completion of the Phase 3 clinical trial in 2021.

Selling, general and administrative expenses. The decrease of $0.5 million is due primarily to lower corporate and patent legal fees.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2022, we had an accumulated deficit of $594.5 million and we expect to continue to incur significant losses for the foreseeable future. We expect our research and development and selling, general and administrative expenses to continue to be substantial for the foreseeable future and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity or debt financings, or other sources such as potential collaboration arrangements. However, additional capital may not be available in sufficient amounts or on reasonable terms, if at all.

As of September 30, 2022, we had cash and cash equivalents of $40.1 million. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million. We believe that the balance of cash and cash equivalents may not be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and nine months ended September 30, 2022. However, we believe that our liquidity position provides sufficient runway to operate as a public company and support the evaluation of strategic options to realize value from our pipeline. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors”.

The following table sets forth a summary of the primary sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Net cash (used in) provided by:
Operating activities	$(37,002)	$(32,650)
Investing activities	(378)	50,717
Financing activities	115	33,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,265)	$51,076

Operating activities. The primary uses of cash were to fund increased levels of development activities for our product candidates. We expect to continue the use of cash for development of our product candidates for the foreseeable future.

Net cash used in operating activities was $37.0 million during the nine months ended September 30, 2022 compared to $32.7 million, for the prior year period. The $4.3 million increase in the utilization of cash was primarily due to an increase in operating losses compared to the prior year period.

Investing activities. The primary source of cash from investing activities was from maturities of short-term investments and the primary use of cash from investing activities was for capital expenditures.

Net cash used in investing activities was $0.4 million during the nine months ended September 30, 2022 compared to net cash provided by investing activities of $50.7 million during the prior year period. The decrease in net cash provided by investing activities was primarily due to net maturities of short-term investments in the prior year period.

Financing activities. The primary sources of net cash provided by financing activities were net proceeds from the sale of our equity securities.

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2022, compared to net cash provided by financing activities of $33.0 million during the prior year period. The decrease was related to proceeds from the issuance of common stock and pre-funded warrants and proceeds from the debt modification during the prior year period.

At-the-Market Offering Program

In August 2019, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $40.0 million, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. Under the Sales Agreement, we set the parameters for the sale of shares, including the number or dollar value of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $40.0 million and may be terminated earlier by either us or Cowen upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. In August 2021, we filed a prospectus supplement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million, and entered into a superseding sales agreement with Cowen on terms substantially similar to the Sales Agreement. Through September 30, 2022, we have not sold any shares under the Sales Agreement.

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

The Term Loans bear interest at a floating rate equal to the greater of 5.25% and the prime rate as reported in the Wall Street Journal from time to time, plus 3.75% (10.0% as of September 30, 2022, 9.0% is the minimum interest rate). Interest on the Term Loans is payable monthly in arrears. We were permitted to make interest-only payments on the Original Term Loan until February 1, 2022, followed by consecutive equal monthly payments of principal and interest in arrears through original maturity on December 1, 2023. Under the Third Amendment, we are permitted to make interest-only payments on the Term Loans until June 1, 2023, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Third Amendment also permits the interest-only period to be extended by an additional twelve months subject to the achievement of certain milestones. The outstanding principal amount of the Term Loans, together with accrued and unpaid interest, is due on the Maturity Date. The net outstanding balance of the Term Loans was $16.1 million as of September 30, 2022.

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

The Loan Agreements contain customary affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting requirements, payment of taxes and other obligations, and maintenance of insurance. Further, subject to certain exceptions, the Loan Agreements contain customary negative covenants limiting our ability to, among other things, sell assets, allow a change of control to occur (if the Term Loans are not repaid), make acquisitions, incur debt, grant liens, make investments, pay dividends or repurchase stock. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreements immediately due and payable, increase the applicable rate of interest by 5.00%, and exercise the other rights and remedies provided for under the Loan Agreements and related loan documents. The events of default under the Loan Agreements include payment defaults, breaches of covenants or representations and warranties, material adverse changes, certain bankruptcy events, cross defaults with certain other indebtedness, and judgment defaults. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million.

Funding Requirements

We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the evaluation of strategic options to realize value from our pipeline. We are subject to all the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents may not be sufficient to fund our operations for a period of at least twelve months from the date of this report without raising additional funding or making changes to operating plans or programs to reduce expenses. In August 2021, we filed with the SEC a new shelf registration statement on Form S-3, pursuant to which we may offer debt securities, preferred stock, common stock and certain other securities from time to time up to a maximum aggregate amount of $150,000,000. In August 2021, we filed a prospectus supplement under such shelf registration statement in connection with an “at-the-market” offering under which we may sell shares of common stock for up to an aggregate of $40.0 million. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•
the design, initiation, progress, size, timing, costs and results of nonclinical studies and clinical trials for our product candidates, including OTO-413 and OTO-825;
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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
We may not be successful in identifying, evaluating and implementing any strategic options and any strategic transaction that we may consummate in the future may not be successful.
•
Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
•
We will require additional financing to obtain regulatory approval for OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts, or other operations.
•
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, could materially and adversely affect our business, operations and financial condition.
•
We are dependent upon the advancement of our product candidates, such as OTO-413 and OTO-825, through clinical development to regulatory approval and commercialization.
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
•
Our product candidates, such as OTO-413, and OTO-825, that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

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
•
Our common stock may be delisted from The Nasdaq Global Market if we do not maintain compliance with Nasdaq’s continue listing requirements.

Risks Related to Our Financial Condition and Capital Requirements

We may not be successful in identifying, evaluating and implementing any strategic options and any strategic transaction that we may consummate in the future may not be successful.

In October 2022, we announced our intention to explore strategic options to realize value from our pipeline including OTO-413 and OTO-825. Strategic options could include a possible merger, business combination, sale of assets, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability. Our condensed financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in 2008. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, and we have decided not to pursue further development of our product candidate OTIVIDEX and OTO-313 following clinical trials that failed to achieve the primary endpoint. Our primary focus is currently on the evaluation of strategic options to realize value from our pipeline including OTO-413, for general hearing loss, and OTO-825, for congenital hearing loss.

We have recorded net losses of $38.7 million and $37.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $594.5 million. We continue to incur losses and research and development expenses related to our clinical trials and product development activities and other selling, general and administrative expenses. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

As of September 30, 2022, we had cash and cash equivalents of $40.1 million. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million. We believe that the balance of cash and cash equivalents may not be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding or making changes to operating plans or programs to reduce expenses. As a result, there is substantial doubt about our ability to continue as a going concern for twelve months following the issuance date of the condensed financial statements as of and for the three and nine months ended September 30, 2022. Our ability to continue as a going concern is dependent upon our ability to obtain additional funding or adjust operating plans or programs and associated spending. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

We have not generated significant product revenue and may never become profitable.

We expect to continue to incur significant losses for the foreseeable future. Our ability to achieve significant revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals and successfully commercialize our product candidates, if approved. We may never succeed in these activities and may never generate revenue that is significant or large enough to achieve profitability. We launched OTIPRIO in March 2016, but we did not generate significant revenue. In June 2020, we entered into a co-promotion agreement for OTIPRIO with ALK and, in May 2021, we sold our assets related to OTIPRIO to ALK. We have decided not to pursue further development of our product candidate OTIVIDEX and OTO-313 following clinical trials that failed to achieve the primary endpoint. Our primary focus is currently on the evaluation of strategic options to realize value from our pipeline including OTO-413, for general hearing loss, and OTO-825, for congenital hearing loss.

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

We will require additional financing to obtain regulatory approval for OTO-413, OTO-825 and any other product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts, or other operations.

Since our inception, most of our resources have been dedicated to the development of OTIPRIO and our product candidates, OTIVIDEX, OTO-313 and OTO-413. In particular, conducting clinical trials for OTO-413 and conducting further development of OTO-825 will require substantial funds. We have funded our operations primarily through the sale and issuance of common stock, pre-funded warrants, convertible preferred stock and convertible notes. As of September 30, 2022, we had cash and cash equivalents of $40.1 million and an outstanding debt balance of $16.1 million, net of debt discounts. In October 2022, the Loan and Security Agreement with Oxford Finance LLC was terminated in connection with our payment of all amounts due and owing thereunder of approximately $17.0 million. Development of OTO-413, OTO-825 and any other product candidates we may choose to pursue will require us to expend substantial resources. These expenditures will include costs associated with manufacturing, preparing regulatory submissions, conducting nonclinical studies and clinical trials and marketing and selling any products approved for sale. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•
the timing of, and the costs involved in, nonclinical and clinical development and obtaining regulatory approvals for OTO-413, OTO-825 or any other product candidates;
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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product or product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. In addition, we have a sales agreement in place with Cowen to sell up to $40.0 million worth of shares of our common stock, from time to time, through an “at-the-market” equity offering program under which Cowen will act as sales agent or principal. As of September 30, 2022, $40.0 million worth of shares of our common stock remained available for sale under the “at-the-market” equity offering program. If we raise additional capital through our “at-the-market” equity offering program, or other public or private equity offerings, the ownership interest of our existing stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures or specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business. Any collaboration agreements we enter into may provide capital in the near-term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

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

We have had clinical trial sites in the United States and Europe, which were affected by travel or quarantine restrictions imposed by federal, state or local governments due to the COVID-19 pandemic. As a result of the pandemic, enrollment of new patients in our OTIVIDEX trial was being managed on a site by site basis according to local conditions for a time and we temporarily paused new patient enrollment in our Phase 1/2 clinical trial of OTO-413 for a short period and then resumed enrollment on a site by site basis. In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, we had suspended and subsequently updated our guidance regarding timing of trial results. We may in the future need to further update or suspend such guidance as a result of the impact of the COVID-19 pandemic. In addition, we, our CROs, and/or clinical trial sites may need to make certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial data integrity during the pandemic in accordance with the guidance issued by the FDA which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including, among other requirements, the requirements to include in the clinical trial report contingency measures implemented to manage the clinical trial, any disruption of the clinical trial as a result of the COVID-19 pandemic, and analyses and corresponding discussions that address the impact of implemented contingency measures on the safety and efficacy results reported for the clinical trial. To the extent we (or our third party suppliers and manufacturers, CROs, clinical trial sites and vendors) are required to implement additional or to modify existing policies and procedures for our clinical studies and/or manufacturing functions, or if the pandemic significantly impacts recruitment of patients or the conduct of our clinical studies, our anticipated timelines for initiating or completing clinical studies and seeking regulatory approval may be substantially delayed, and we may incur additional costs. Also, to the extent FDA and other regulatory authorities experience any delays or limited resources in reviewing our regulatory applications or requests for meetings and/or guidance, and inspection of manufacturing facilities prior to regulatory approval due to the COVID-19 pandemic or other reasons, we may experience significant delays in our anticipated timelines for our clinical studies and/or seeking regulatory approvals, which could adversely affect our business.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. To date, we have obtained U.S. regulatory approval and launched a single product, OTIPRIO, but did not generate significant revenue, have no other products approved for commercial sale and do not anticipate generating any revenue from product sales of our current product candidates for the next several years, if ever. Our primary focus is currently on the evaluation of strategic options to realize value from our pipeline including OTO-413 for general hearing loss, and OTO-825, for congenital hearing loss. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of nonclinical and clinical development of OTO-413 and OTO-825;
•
obtaining regulatory approval to commence clinical trials of our product candidates;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of OTO-413 and OTO-825;
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

Even if we successfully advance OTO-413 through clinical development, or advance OTO-825 into clinical development, their success will be subject to all the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to develop, obtain regulatory approval of, commercialize or generate significant revenue from OTO-413 or OTO-825.

Risks Related to Our Business and Strategy

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. For instance, our AVERTS-2 Phase 3 clinical trial for OTIVIDEX in Ménière’s disease patients achieved its primary endpoint, while our AVERTS-1 Phase 3 clinical trial and third Phase 3 clinical trial did not, and we have since decided not to pursue any further development of this product candidate. In addition, we recently announced negative clinical results for a Phase 2 trial of OTO-313 in tinnitus patients and have decided not to pursue any further development of this product candidate. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates or support the indications which we are pursuing.

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

Our product candidates, OTO-413 and OTO-825 or any future product candidates that obtain regulatory approval, may fail to achieve the broad degree of market acceptance and use necessary for commercial success, and market opportunity for these products may be smaller than we estimate.

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

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. If approved, our products must compete with competitor drugs including off-label drug use by physicians to treat the indications for which we seek approval. We are aware that other companies, such as Acousia Therapeutics GmbH, Akouos, Inc., Altamira Therapeutics Ltd. (formerly Auris Medical Holding AG), AudioCure Pharma GmbH, Audion Therapeutics, Autifony Therapeutics Ltd., BridgeBio Pharma, Inc., Decibel Therapeutics, Inc., Fennec Pharmaceuticals Inc., Frequency Therapeutics, Gateway Biotechnology, Otologic Pharmaceutics Inc., Pipeline Therapeutics, Sensorion SA, Sound Pharmaceuticals Inc., Spiral Therapeutics, and Strekin AG are developing potential products for the treatment of various otic indications, including hearing loss. Many companies in the biopharmaceutical industry have greater resources to discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff. These companies may develop new drugs to treat the diseases and disorders we target or seek to have existing drugs approved for use for new indications that treat the diseases and disorders we target. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated in potential competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product or product candidates.

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

We depend on the availability of key raw materials for our product candidates including poloxamer and BDNF for OTO-413 and an AAV-based gene therapy for OTO-825, from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials. Our third-party manufacturers may encounter disruptions in production and supply chain shortages may limit our access to raw materials and other supplies. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of OTO-413 and OTO-825, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives and timelines for our product candidates or generate revenues from the sale of any approved products.

Our ability to market our product candidates, if approved, will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

We are developing OTO-413 for the treatment of hearing loss, and OTO-825 for the treatment of congenital hearing loss due to GJB2 mutation. The FDA and other applicable regulatory agencies will restrict our ability to market and advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop new treatment indications for our product candidates in the future, but we cannot predict when or if we will receive the regulatory approvals required to promote our product candidates for new treatment indications. Failure to receive such approvals prevents us from promoting and commercializing the new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, market acceptance and sales of our products, if approved, in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party or government payors for any of our products and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We intend to apply for a unique J Code for OTO-413 and OTO-825. We cannot assure you that J Codes will be issued for these product candidates, if approved. We also cannot assure you that third-party payors will provide reimbursement according to a J Code. If a J Code is not issued or a J Code is issued but not reimbursed by third-party payors, then the cost of these drugs may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for OTO-413 and OTO-825, if approved, and the related potential revenue, may be significantly diminished. We cannot be certain that coverage and adequate reimbursement will be available for any of our product candidates, if approved, or that such coverage and reimbursement will be authorized in a timely fashion, even if a unique J Code is assigned for such products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any of our product candidates, if approved. If reimbursement is not available or is available on a limited basis for any of our products, if approved, we may not be able to successfully commercialize any such products. Reimbursement by a third-party or government payor may depend upon a number of factors, including, without limitation, the third-party or government payor’s determination that use of a product is:

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

We are a party to a number of license agreements under which we are granted intellectual property rights that are crucial to our business. A portion of our patent portfolio for certain product candidates was co-developed and is co-owned with UC which licensed its rights to us through an exclusive worldwide license agreement. Under our existing license agreement with UC, we are subject to various obligations, including development and commercialization diligence obligations, and patent prosecution and maintenance obligations, as well as financial obligations such as potential development milestone payments, sublicensing income payments, and royalty payments. If we fail to comply with any of these obligations or otherwise breach other terms of our license agreement, and fail to cure such breach, UC may have the right to terminate the license or, in the instance where we fail to meet our diligence obligations, UC may instead elect to change our exclusive license to a non-exclusive license. The loss of the license from UC would affect a portion of the patent portfolio for OTO-413. While we could still proceed with development and, if approved, commercialization of OTO-413 and other product candidates as co-owner of the licensed patents, third parties, such as our competitors, could enter into the market by obtaining a license from UC under UC’s rights to such patents.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of OTO-413 or OTO-825.

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

If OTO-413 or OTO-825 fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

Our common stock may be delisted from The Nasdaq Global Market if we do not maintain compliance with Nasdaq’s continued listing requirements.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of one dollar. As our closing bid price was less than one dollar for thirty consecutive trading days, Nasdaq issued a notice of delisting to us on September 14, 2022. Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days to regain compliance with the minimum closing bid price requirement. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our stock will be subject to delisting.

If our common stock is delisted in the future, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

As of September 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in aggregate, beneficially owned more than 56% of our outstanding common stock. Accordingly, these stockholders, acting together, may significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. These stockholders may therefore delay or prevent a change of control, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

OTONOMY, INC.

Date: November 10, 2022	By:	/s/ David A. Weber
David A. Weber, Ph.D.
President and Chief Executive Officer

OTONOMY, INC.

Date: November 10, 2022	By:	/s/ Paul E. Cayer
Paul E. Cayer
Chief Financial and Business Officer